Form 10-Q
period 1997-06-30
CENTENNIAL HEALTHCARE CORP
filed 1997-08-14
CIK 1035118

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   June 30, 1997
                                               -----------------------------
                                      OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to
                                          -------------    -----------------
                    Commission file number       001-35118
                                          ---------------------


                       CENTENNIAL HEALTHCARE CORPORATION
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                                   58-1839701
----------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 (identification No.)


       400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia  30346
----------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code   770-698-9040
                                                    -------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes          No  X
                                       --------    ----------

     Indicated the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     There were 11,943,374 shares of Common Stock outstanding as of August 1, 1997.

                         PART I - FINANCIAL INFORMATION

                                                                 PAGE
                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS                                      3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                      11

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        17

ITEM 2.  CHANGES IN SECURITIES                                    17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      18

ITEM 5.  OTHER INFORMATION                                        19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         20

SIGNATURES                                                        21

                        PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               December 31,         June 30,
                                                                                  1996               1997
                                                                              ------------        ------------
                               ASSETS
Current assets:
  Cash and cash equivalents                                                   $  6,029,763        $ 13,532,778
  Patient accounts receivable and third-party payor settlements, net of allowance for doubtful accounts of approximately
   $2,500,000 and $2,300,000                                                    39,854,486          48,490,001
  Other current assets                                                           9,743,560          10,773,873
                                                                              ------------        ------------
      Total current assets                                                      55,627,809          72,796,652

  Property and equipment, net                                                   67,409,359          67,318,976
  Restricted cash                                                                6,045,035           1,364,724
  Licenses and other intangible assets, including goodwill, net                 36,297,113          43,728,181
  Notes receivable and other assets                                             28,068,270          28,376,360
                                                                              ------------        ------------

      Total assets                                                            $193,447,586        $213,584,893
                                                                              ============        ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                    $ 37,991,634        $ 38,376,900
  Other current liabilities                                                     11,736,322          11,790,092
                                                                              ------------        ------------
      Total current liabilities                                                 49,727,956          50,166,992
Long-term debt, less current maturities                                         83,437,633          90,381,826
Subordinated debt, less current maturities                                      24,357,397          24,415,657
Other long-term liabilities                                                      2,667,031           2,475,912
                                                                              ------------        ------------
                                                                               160,190,017         167,440,387

Commitments and contingencies
Redeemable preferred stock                                                      21,305,372          31,498,340
Shareholders' equity:
  Common stock with par value of $.01; 50,000,000 shares
       authorized; 2,044,306 and 2,108,152 shares issued;
       1,804,446 and 1,868,292 shares outstanding                                   20,443              21,081
  Special voting common stock with no par value; 5,000,000 shares
       authorized; 2,941,325 and 2,942,520 shares issued and outstanding                 -                   -
  Paid-in capital                                                                5,707,467           6,494,883
  Retained earnings                                                              8,239,967          10,145,882
  Treasury stock, at cost; 239,860 shares of common stock                       (1,487,200)         (1,487,200)
                                                                              ------------        ------------
                                                                                12,480,677          15,174,646
Note receivable from shareholder                                                  (528,480)           (528,480)
                                                                              ------------        ------------

      Net shareholders' equity                                                  11,952,197          14,646,166
                                                                              ------------        ------------
      Total liabilities and shareholders' equity                              $193,447,586        $213,584,893
                                                                              ============        ============


See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         Three months                           Six months
                                                         Ended June 30,                       Ended June 30,
                                                -----------------------------       -------------------------------
                                                    1996             1997                1996               1997
                                                -----------       -----------       ------------       ------------
Revenues:
  Net patient service revenues                  $55,065,967       $70,201,695       $109,653,226       $132,573,258
  Management fees and other revenues              1,279,332         1,737,160          2,626,600          3,600,436
                                                -----------       -----------       ------------       ------------
    Total revenues                               56,345,299        71,938,855        112,279,826        136,173,694
                                                -----------       -----------       ------------       ------------

Expenses:
  Facility operating expenses:
      Salaries, wages and benefits               30,752,848        34,988,182         59,384,045         68,260,967
      Other operating expenses                   13,108,981        20,472,803         29,666,133         36,871,359
  Lease expense                                   4,614,914         5,268,882          9,147,587         10,352,288
  Corporate administrative costs                  2,604,360         3,845,874          5,671,324          7,214,107
  Depreciation and amortization                   1,206,482         1,612,721          2,363,991          3,133,866
                                                -----------       -----------       ------------       ------------
     Total operating expenses                    52,287,585        66,188,462        106,233,080        125,832,587
                                                -----------       -----------       ------------       ------------
                                                  4,057,714         5,750,393          6,046,746         10,341,107
                                                -----------       -----------       ------------       ------------
Other income (expense):
   Interest income                                  177,506           167,209            343,815            316,148
   Interest expense                              (2,434,981)       (2,658,683)        (4,689,186)        (5,288,058)
   Equity in income of unconsolidated
     partnerships                                    36,250                 -             36,250                  -
                                                -----------       -----------       ------------       ------------
      Total other expense                        (2,221,225)       (2,491,474)        (4,309,121)        (4,971,910)
                                                -----------       -----------       ------------       ------------
                                                  1,836,489         3,258,919          1,737,625          5,369,197
Provision for income taxes                          764,387         1,269,539            723,401          2,093,987
                                                -----------       -----------       ------------       ------------
Income before minority interest                   1,072,102         1,989,380          1,014,224          3,275,210
Minority interest in net income of
     subsidiary, net of income taxes                (37,931)         (105,456)           (85,170)          (150,674)
                                                -----------       -----------       ------------       ------------

      Net income                                  1,034,171         1,883,924            929,054          3,124,536
Dividends and accretion on preferred stock          471,976           432,258          1,009,634          1,218,621
                                                -----------       -----------       ------------       ------------
Income (loss) applicable to common stock        $   562,195       $ 1,451,666       $    (80,580)      $  1,905,915
                                                ===========       ===========       =============      ============
Net income (loss) per common
     share (Note 3)                             $      0.12       $      0.30       $      (0.02)      $       0.39
                                                ===========       ===========       =============      ============

Weighted average number of common stock
  and common stock equivalents outstanding        4,784,254         4,827,682          4,784,254          4,827,141
                                                ===========       ===========       =============      ============


See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                         Special Voting
                                               Common Stock               Common Stock
                                        -----------------------     ----------------------         Paid-In          Retained
                                          Shares        Amount        Shares       Amount          Capital          Earnings
                                        ---------      -------      ---------     --------       ----------        -----------
Balance at December 31,
    1996                                1,804,446      $20,443      2,941,325     $      -       $5,707,467        $ 8,239,967

Dividends paid on
    Series A, B and E
    preferred stock                             -            -              -            -                -           (248,225)
Dividends accrued on
   Series C preferred
   stock                                        -            -              -            -                -           (864,517)
Issuance of common
   shares                                  63,846          638              -            -          776,790                  -
Exercise of special
   voting stock options                         -            -          1,195            -           10,626                  -
Accretion of preferred
   stock to estimated
   redemption value                             -            -              -            -                -           (105,879)
Net income                                      -            -              -            -                -          3,124,536
                                        ---------      -------      ---------     --------        ---------        -----------

Balance at June 30, 1997                1,868,292      $21,081      2,942,520     $      -    $   6,494,883        $10,145,882
                                        =========      =======      =========     ========    =============        ===========


                                                        Note
                                                     Receivable
                                       Treasury        From
                                         Stock      Shareholder      Net
                                      -----------   -----------  -----------
Balance at December 31,
   1996                               $(1,487,200)   $(528,480)  $11,952,197

Dividends paid on
    Series A, B and E
    preferred stock                             -            -      (248,225)
Dividends accrued on
   Series C preferred
   stock                                        -            -      (864,517)
Issuance of common
   shares                                       -            -       777,428
Exercise of special
   voting stock options                         -            -        10,626
Accretion of preferred
   stock to estimated
   redemption value                             -            -      (105,879)
Net income                                      -            -     3,124,536
                                      -----------    ---------   -----------

Balance at June 30, 1997              $(1,487,200)   $(528,480)  $14,646,166
                                      ===========    =========   ===========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              Six Months
                                                                                             Ended June 30,
                                                                                   -----------------------------------
                                                                                       1996                    1997
                                                                                   ------------            -----------
Operating Activities:
  Net income                                                                       $    929,054            $ 3,124,536
  Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                                   2,363,991              3,133,866
      Amortization of discount on subordinated debt                                      56,878                 58,260
      Deferred income taxes                                                             728,468              1,739,000
      Consulting fees offset against note receivable                                     62,500                 62,500
      Equity in income of unconsolidated partnerships                                   (48,333)                    -
      Minority interest                                                                 141,950                247,007
      Provision for doubtful accounts                                                   129,972                296,551
      Change in assets and liabilities:
         Accounts receivable                                                        (11,904,972)            (8,932,065)
         Prepaid expenses and other assets                                            1,150,765             (3,091,051)
         Refundable deposits                                                            178,367                160,992
         Accounts payable, accrued liabilities and other current liabilities          6,621,107                168,359
                                                                                   ------------            -----------
             Cash provided by (used in) operating activities                            409,747             (3,032,045)
                                                                                   ------------            -----------

Investing Activities:
  Purchases of property and equipment                                                (3,790,015)            (2,029,987)
  Decrease in restricted cash                                                            65,581              4,680,311
  Advances to managed facilities, net of repayments                                    (996,176)               114,160
  Notes receivable from managed facilities                                           (4,400,000)                     -
  Deferred costs                                                                       (696,852)              (764,569)
  Acquisitions, net of cash acquired                                                          -             (6,000,000)
                                                                                   ------------            -----------
             Cash used in investing activities                                       (9,817,462)            (4,000,085)
                                                                                   ------------            -----------

Financing Activities:
  Distributions paid to minority partners                                               (74,052)              (148,104)
  Proceeds from the exercise of stock options                                                 -                 10,626
  Proceeds from issuance of preferred stock                                                   -             10,000,000
  Payments of dividends to preferred shareholders                                      (170,448)              (248,225)
  Payments on amounts due to related party                                              (45,181)              (191,811)
  Proceeds from borrowings                                                           10,750,000              6,000,000
  Principal payments on long-term debt                                               (1,855,050)              (887,341)
                                                                                   ------------            -----------
             Cash provided by financing activities                                    8,605,269             14,535,145
                                                                                   ------------            -----------

Net increase (decrease) in cash and cash equivalents                                   (802,446)             7,503,015

Cash and cash equivalents, beginning of period                                        4,894,448              6,029,763
                                                                                   ------------            -----------

Cash and cash equivalents, end of period                                             $4,092,002            $13,532,778
                                                                                   ============            ===========

       See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1997

     NOTE 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 and notes thereto contained in Centennial HealthCare Corporation's registration statement on Form S-1 filed with the Securities and Exchange Commission (Commission File No. 001-35118).

     The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997 or any interim period.

     During 1997, the Board of Directors and Shareholders of Centennial HealthCare Corporation, ("Centennial", or "the Company"), approved a .6897 for one reverse stock split. All references to shares and weighted shares outstanding used in the calculation of net income per share and per share amounts have been retroactively adjusted to reflect this reverse stock split.

     Certain amounts in the 1996 financial statements have been reclassified for comparative purposes.

     NOTE 2. On July 2, 1997, the Company completed an initial public offering of 4,000,000 shares of the Company's Common Stock at a price of $16.00 per share, (the "Offering"). In connection with the Offering, the Company granted the underwriters an option to purchase up to 600,000 additional shares of the Company's Common Stock at the Offering price of $16.00 per share. This option was exercised and closed on July 31, 1997. Proceeds to the Company from the Offering and the exercise of the underwriters' option totaled approximately $67,148,000, net of underwriting discounts and commissions and Offering expenses.

     The Company used the proceeds of the Offering to repay two subordinated promissory notes aggregating $25.3 million, which accrued interest at 10.8% and 11.7% per annum, to redeem the Series E Redeemable Preferred Stock for $5.1 million and to repay the amounts outstanding under the Company's Senior Credit Facility with CoreStates Bank N.A. as agent (the "Senior Credit Facility"). Additionally, net proceeds of $8.9 million from the exercise of the underwriters' option were available to repurchase certain shares of Common Stock that were received by the former holders of the Company's Series C Preferred Stock. Upon the conversion of the Series C Preferred Stock in Common Stock, holders of approximately 84,000 shares of the approximately 1.3 million shares available for pro-rata repurchase elected to seek repurchase by the Company. The Company will repurchase these shares for approximately $1.3 million. The net increase in proceeds to the Company due to the exercise of the underwriters' option and the repurchase of the shares noted above will be approximately $7.6 million. The Company intends to use the $7.6 million and the remaining balance of the net proceeds of the Offering to repay approximately $35.3 million of the outstanding principal balance of its Senior Credit Facility, which accrues interest at approximately 8.3%.

     Concurrently with the closing of the Offering, the Company's Series A, B, C and D Preferred Stock were converted into approximately 2.4 million shares of Common Stock, net of anticipated stock repurchase. The following table presents pro forma earnings per share as if the Offering of Common Stock, the use of proceeds described and the preferred stock conversions had taken place on January 1, 1996.

                                      Three Months Ended                Six Months Ended
                                            June 30,                         June 30,
                                       1996          1997               1996         1997
                                   -----------   ------------       -----------   -----------
Pro forma net income
 applicable to Common Stock:       $ 1,861,853   $  2,756,554       $ 2,584,428   $ 4,869,796
                                   ===========   ============       ===========   ===========

Pro forma weighted average
 number of common shares
 outstanding:                       11,422,366     11,876,323        11,422,366    11,773,147
                                   ===========   ============       ===========   ===========

Pro forma earnings per share:      $       .16   $        .23       $       .23   $       .41
                                   ===========   ============       ===========   ===========

The pro forma amounts above reflect the estimated reduction in interest expense (net of the related tax effect) of approximately $828,000 and $873,000 for the three month period ended June 30, 1996 and 1997, respectively, and $1.7 million for the six month periods ended June 30, 1996 and 1997. The above amounts also reflect the reduction in preferred dividends and accretion of approximately $472,000 and $432,000 for the three month period ended June 30, 1996 and 1997, respectively, and $1.0 million and $1.2 million for the six month period ended June 30, 1996 and 1997, respectively. As a result of the Offering, the conversion of preferred stock and the repurchase of shares, pro forma Common Stock increased by approximately 6.6 million and 7.0 million shares for the three month period ended June 30, 1996 and 1997, respectively, and by approximately 6.6 million and 6.9 million shares for the six month period ended June 30, 1996 and 1997, respectively.

     NOTE 3. The following table presents adjusted earnings per share, which assumes the conversion of the Company's A, B, C and D Preferred Stock at the beginning of each period.

                                         Three Months Ended               Six Months Ended
                                               June 30,                      June 30,
                                         1996           1997           1996           1997
                                     -----------   ------------   ------------   ------------

Net earnings per share, adjusted:    $      0.15   $       0.26   $       0.13   $       0.43
                                     ===========   ============   ============   ============
Weighted average number of
 common shares outstanding with
 conversion of preferred to
 common at beginning of period:        6,906,307      7,360,264      6,906,307      7,257,088
                                     ===========   ============   ============   ============

     Due to the large number of shares of Common Stock issued upon conversion of all of the series of preferred stock, the Company believes that the adjusted earnings per share calculation provides a more accurate reflection of earnings than that of primary earnings per share, when comparing to pro forma earnings per share (see Note 2).

     NOTE 4. During the first six months of 1997, the Company entered into nine additional management agreements, which have various terms ranging from five to ten years and contain subsequent renewal options. All of these management agreements provide the Company with a right of first refusal to purchase the related facilities. In addition, the Company entered into a lease of a rural hospital, having a term of ten years with two five-year renewal options.

     In May 1997, the Company acquired by merger Total Care Consolidated, Inc., ("TCC"),a provider of home health services, with 25 home health offices located primarily in North Carolina. Total consideration of $8.0 million consisted of $6.0 million in cash, which was funded under the Senior Credit Facility, and $2.0 million in the form of a convertible promissory note due April 30, 1999. The transaction was accounted for under the purchase method and the Company's Unaudited Condensed Consolidated Financial Statements include TCC from the effective date of the merger.

     In August 1997, Centennial acquired substantially all the business and assets of Complex Care, Inc.,("CCI"),a provider of physical, occupational and speech therapy services through approximately 45 contracts with long-term care facilities in Connecticut and Rhode Island. The Company paid total consideration of $7.0 million, utilizing borrowings under its Senior Credit Facility. Additional consideration of up to $500,000 may be paid by the Company under an earn-out agreement. The transaction will be accounted for under the purchase method and the Company's fiscal results will include CCI from the effective date of the acquisition.

     NOTE 5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement No. 128 will replace APB Opinion No. 15 and is effective for periods ending after December 15, 1997. Earlier application is not permitted. When effective, Statement No. 128 will require restatement of all prior period earnings per share ("EPS") data presented.

     Statement No. 128 replaces the current earnings per share presentation with a dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities, such as stock options, that could share in the earnings of an entity.

     The Company's net income per common share for the three months and six months ended June 30, 1996 and 1997 is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period and is computed in accordance with APB Opinion No. 15. Upon adoption of SFAS No. 128 in December 1997, the Company does not believe that the EPS amounts presented will be materially different than those previously presented in accordance with Opinion 15.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements are effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect, if any, of these statements on its financial statements.

     NOTE 6. The Company is a party to a lawsuit filed in October 1995, alleging liability for various accounts receivable factoring transactions between the prior owner of Transitional Health Services, Inc., which was acquired by the Company effective December 31, 1995, and the finance company. It is the belief of management that this lawsuit will be resolved without a material adverse effect on the Company's financial position, results of operation or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Statements of Operations for the six-month period ended June 30, 1996 and 1997.

     Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes that the important factors set forth in the Company's cautionary statements at Exhibit 99.1 to this Form 10-Q could cause such a material difference to occur and investors are referred to Exhibit 99 for such cautionary statements.

RESULTS OF OPERATIONS

     Centennial's revenues and earnings for both the three and six month periods ended June 30, 1997 as compared to the same periods for 1996, continued to grow from both expansion and increases in current operations and as a result of strategic acquisitions.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Net patient service revenues. Net patient service revenues increased from $55.1 million in 1996 to $70.2 million in 1997, an increase of $15.1 million or 27.5%, of which approximately $3.2 million was attributable to the addition of the operations of three long-term care facilities. In addition, operations at the Company's newly acquired home health agency and leased rural hospital added revenues of approximately $4.3 million and $1.6 million, respectively, during the second quarter of 1997. The remaining increase of $6.0 million was attributable to growth in existing facility revenues and therapy contract revenues. The increase in existing facility revenues during 1997 of approximately $4.5 million resulted primarily from an increase in the quality revenue mix of the facilities due to increasing admissions of higher acuity patients and from the increase in the delivery of specialty services. The Company also experienced general rate increases at its nursing facilities which increased patient service revenues in the second quarter of 1997 compared to 1996. The increase in revenues at the Company's subsidiary providing therapy services of approximately $1.5 million resulted from the net addition of 15 rehabilitation therapy services contracts subsequent to the second quarter of 1996 as well as an overall increase in such subsidiary's average revenue per therapy contract during that time period.

     Management fees and other revenues. Management fees and other revenues increased from $1.3 million in the second quarter of 1996 to $1.7 million in the second quarter of 1997, an increase of approximately $458,000, or 35.8%, which was attributable primarily to the Company's net addition of five facility management agreements and one rural hospital management agreement subsequent to the second quarter of 1996.

     Facility operating expenses. Facility operating expenses increased from $43.9 million in the second quarter of 1996 to $55.5 million in the second quarter of 1997, an increase of $11.6 million or 26.4%, of which approximately $2.6 was attributable to the addition of the operations of three long-term care facilities. The Company's home health services and hospital operations added approximately $3.9 million and $940,000, respectively, to operating expenses during the second quarter of 1997. The remaining $4.1 million was attributable primarily to an increase in costs at existing long-term care facilities, to providing care for higher acuity patients and to costs related to growth of the Company's contract therapy services.

     Lease expense. Lease expense increased from $4.6 million in 1996 to $5.3 million in 1997, an increase of approximately $654,000, or 14.2%, of which approximately $228,000 was attributable to the addition of one leased facility previously identified for disposal which was not disposed of as of December 31, 1996. The remaining $426,000 increase was due primarily to an expansion of the Company's corporate office lease and rent escalations in certain facility leases.

     Corporate administrative costs. Corporate administrative costs increased from $2.6 million in 1996 to $3.8 million in 1997, an increase of $1.2 million, or 47.7%, which was due primarily to additional overhead to accommodate the expansion in therapy services contracts, the addition of managed facilities, the Company's new home health and hospital operations, and the continued growth of the Company's administrative costs following the Company's acquisition of THS, which was effective December 31, 1995.

     Depreciation and amortization. Depreciation and amortization increased from $1.2 million in 1996 to $1.6 million in 1997, an increase of approximately $406,000, or 33.7%, which was primarily attributable to the acquisition of two facilities subsequent to the second quarter of 1996.

     Interest expense. Interest expense increased from $2.4 million in 1996 to $2.7 million in 1997, an increase of approximately $224,000, or 9.2%, which was primarily attributable to the acquisition of two facilities financed through borrowings under the Company's Senior Credit Facility.

     Provision for income taxes. The Company's effective tax rate decreased from 41.6% in 1996 to 39.0% in 1997, a decrease in the rate of 2.6%. This decrease was primarily attributable to an anticipated decline in the Company's average state tax rate and a proportional decrease in non-deductible expenses for federal tax purposes.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Net patient service revenues. Net patient service revenues increased from $109.7 million in 1996 to $132.6 million in 1997, an increase of $22.9 million or 20.9%, of which approximately $6.6 million was attributable to the addition of the operations of three long-term care facilities. In addition, operations at the Company's newly acquired home health agency and leased rural hospital added revenues of approximately $4.3 million and $1.6 million, respectively. The remaining increase of $10.4 million was attributable to growth in existing facility revenues and therapy services contract revenues. The increase in existing facility revenues during 1997 of approximately $7.6 million resulted primarily from an increase in the quality revenue mix of the facilities due to increasing admissions of higher acuity patients and from the increase in the delivery of specialty services. The Company also experienced general rate increases at its nursing facilities which increased patient service revenues in 1997 compared to 1996. The increase in revenues at the Company's subsidiary providing therapy services of $2.8 million resulted from the net addition of 15 rehabilitation therapy services contracts subsequent to the second quarter of 1996 as well as an overall increase in such subsidiary's average revenue per therapy services contract during that time period.

     Management fees and other revenues. Management fees and other revenues increased from $2.6 million in 1996 to $3.6 million in 1997, an increase of approximately $974,000, or 37.1%, which was primarily attributable to the Company's net addition of five facility management agreements and one rural hospital management agreement subsequent to the second quarter of 1996.

     Facility operating expenses. Facility operating expenses increased from $89.1 million in 1996 to $105.1 million in 1997, an increase of $16.1 million or 18.1%, of which approximately $5.4 million was attributable to the addition of the operations of three long-term care facilities. The Company's home health and hospital operations added approximately $3.9 million and $940,000, respectively to operating expenses during the period. The remaining $5.8 million was attributable to an increase in costs at existing facilities, to providing care for higher acuity patients and to costs related to the growth of the Company's contract therapy services during 1997.

     Lease expense. Lease expense increased from $9.1 million in 1996 to $10.4 million in 1997, an increase of $1.2 million, or 13.2%, of which approximately $445,000 was attributable to the addition of one leased facility previously identified for disposal which was not disposed of as of December 31, 1996. The remaining $755,000 increase was due primarily to an expansion of the Company's corporate office lease and rent escalations in certain facility leases.

     Corporate administrative costs. Corporate administrative costs increased from $5.7 million in 1996 to $7.2 million in 1997, an increase of $1.5 million, or 27.2%, which was primarily attributable to additional overhead to accommodate the expansion in therapy services contracts, the addition of managed facilities, the Company's new home health and hospital operations, and the continued growth of the Company's administrative costs following the Company's acquisition of THS, which was effective December 31, 1995.

     Depreciation and amortization. Depreciation and amortization increased from $2.4 million in 1996 to $3.1 million in 1997, an increase of approximately $770,000, or 32.6%, which was primarily attributable to the facility acquisitions subsequent to the second quarter of 1996.

     Interest expense. Interest expense increased from $4.7 million in 1996 to $5.3 million in 1997, an increase of approximately $599,000, or 12.8%, which was attributable primarily to the acquisition of two facilities financed through borrowings under the Company's Senior Credit Facility.

     Provision for income taxes. The Company's effective tax rate decreased from 41.6% in 1996 to 39.0% in 1997, a decrease in the rate of 2.6%. This decrease was attributable primarily to an anticipated decline in the Company's average state tax rate and a proportional decrease in non-deductible expenses for federal tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of cash have been cash flow from operations, proceeds from the sales of its preferred stock and borrowings under its Senior Credit Facility. Cash has been used by the Company for acquisitions, capital improvements at several existing facilities and the day-to-day operations of the Company's business. The Company anticipates using cash from operations and borrowings under the Senior Credit Facility to fund the growth from the continued improvement in operations of its existing facilities and the expansion and development of specialty services, as well as from the acquisition or management of additional long-term care facilities and related service providers.

     Working capital increased from $5.9 million at December 31, 1996, to $22.6 million at June 30, 1997 primarily attributable to increases in patient accounts receivable and cash. Patient accounts receivable increased from $39.9 million at December 31, 1996 to $48.5 million at June 30, 1997, primarily attributable to the addition of the operations of three long-term care facilities, the net addition of 15 rehabilitation therapy services contracts, the Company's newly-acquired home health agency and leased rural hospital and growth in existing facility revenues. Cash increased from $6.0 million at December 31, 1996 to $13.5 million at June 30, 1997, primarily attributable to the release of restricted cash and the collection of 1996 Medicare cost report receivables. Restricted cash at December 31, 1996 included certain certificates of deposit that were pledged for letters of credit issued by banks in connection with various lease agreements. Approximately $4.1 million of the certificates of deposit were unencumbered during the period. The Company used a net $3.0 million in its operating activities due primarily to customary delays in reimbursement for new operations.

     The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $2.0 million or approximately $350 per bed for the six month period. During the second quarter, the Company entered into contracts to manage six facilities in North Carolina and a joint nursing facility and long-term care hospital in Washington D.C. As part of these agreements, the Company agreed to provide working capital. In addition, the Company acquired TCC, a home health provider operating 25 offices, for $8.0 million, consisting of $6.0 million in cash and $2.0 million in the form of a convertible promissory note.

     In addition to cash from operations, the Company financed its activities during the first six months of 1997 with $10.0 million in proceeds from the issuance of preferred stock and $8.0 million in borrowings for the TCC acquisition, consisting of $6.0 million in borrowings under the Senior Credit Facility and $2.0 million in the form of a convertible promissory note. During the first half of 1997, the Company repaid approximately $887,000 of its long-term debt, and paid approximately $248,000 in dividends to preferred shareholders.

     As of June 30, 1997, the Company had $53.0 million outstanding under its Senior Credit Facility. Giving effect to the Offering, including the underwriters' exercise of the overallotment option, and the Complex Care acquisition noted below, the Company will have $24.7 million outstanding under the Senior Credit Facility. The Company has initiated discussions for the expansion of the Senior Credit Facility, and anticipates the closing of the amended agreement during the fourth quarter of 1997.

     In August 1997, Centennial acquired substantially all the business and assets of CCI, a provider of physical, occupational and speech therapy services through approximately 45 contracts with long-term care facilities in Connecticut and Rhode Island. The Company paid total consideration of $7.0 million, utilizing borrowings under its Senior Credit Facility. Additional consideration of up to $500,000 may be paid by the Company under an earn-out agreement.

     Centennial's current working capital and amounts available under its Senior Credit Facility should provide adequate liquidity and capital for the operation and growth of the Company.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On October 6, 1995, NPF IV, Inc. ("NPF"), an accounts receivable factoring firm, filed a complaint against Transitional Health Services, Inc. ("THS"), Cardinal Development Co., Inc. and its related entities ("Cardinal") and certain other parties in the United States District Court, Southern District of Ohio, Eastern Division, alleging successor liability for various accounts receivable factoring transactions between Cardinal and NPF. NPF seeks repayment, along with interest and fees, of approximately $1,430,000 allegedly overpaid to Cardinal in 1993. THS bought certain assets of Cardinal in November 1993 and the Company merged with THS effective December 31, 1995. The Company is actively defending against these claims. It is management's belief that this lawsuit as well as other claims and legal actions that the Company is subject to in the ordinary course of its business are either adequately covered by insurance or will be resolved without material adverse effect on the Company's financial condition, although there can be no assurance that such amounts will be adequate or such results achieved.


ITEM 2.  CHANGES IN SECURITIES

On July 1, 1997, the Company filed an amendment to its Second Amended and Restated Articles of Incorporation to provide for the conversion of its Series C Preferred Stock upon the closing of an initial public offering by the Company (the "Conversion Amendment"). Also on July 1, 1997, subsequent to filing the Conversion Amendment, the Company filed its Third Amended and Restated Articles of Incorporation (the "Articles"). Under the Articles, the Board of Directors has authority to issue up to 50,000,000 shares of Common Stock, par value $.01 per share (the "Common Stock"), and up to 50,000,000 shares of Preferred Stock, par value $.01 per share (the "Blank Check Preferred Stock"), in one or more classes or series.

Under the Articles, holders of Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors. However, the Company does not expect to pay dividends in the foreseeable future and the payment of cash dividends is restricted under the Senior Credit Facility. Each shareholder is entitled to one vote per share on all matters to be voted upon and is not entitled to cumulate votes for the election of directors. Holders of Common Stock do not have preemptive, redemption or conversion rights and, upon liquidation, dissolution or winding up of the Company, are entitled to share ratably in the net assets of the Company available for distribution to common shareholders. The rights, preferences and privileges of holders of Common Stock are subject to any classes or series of Blank Check Preferred Stock that the Company may issue in the future.

The Articles authorize the Board of Directors, without further action by the holders of the Common Stock, to issue up to 50,000,000 shares of Blank Check Preferred Stock in one or more classes or series, and, within certain limitations, to fix the designations, powers, preferences and relative, participating, optional and other rights, qualifications, limitations and restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption price and liquidation preference, and to fix the number of shares to be included in any such classes or series. Any Blank Check Preferred Stock so issued may rank senior to the Common Stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up, or both. In addition, any such shares of Blank Check Preferred Stock may have class or series voting rights.

As disclosed in the Company's Registration Statement on Form S-1 (Registration No. 333-24267), as amended (the "Registration Statement"), all shares of the Company's Series A Preferred Stock and Series B Preferred Stock converted automatically into 856,091 shares of Common Stock, all shares of the Company's Series C Preferred Stock converted automatically into 1,265,962 shares of Common Stock, and all shares of the Company's Series D Preferred Stock converted automatically into 410,529 shares of Common Stock on July 8, 1997, and all shares of the Company's Special Voting Common Stock converted automatically into 2,942,520 shares of Common Stock on July 2, 1997. In addition, all of the Company's shares of Series E Preferred Stock were automatically redeemed on July 8, 1997, for $100 per share, plus any accrued but unpaid dividends.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of the Company was held on June 23, 1997, for the following purposes:

          (i)   to consider and act upon the Conversion Amendment;

          (ii)  to consider and act upon the Articles;

          (iii) to consider and act upon amendments to the Company's Amended and Restated Bylaws;

          (iv) to consider and act upon a stock repurchase agreement to be entered into between the Company and the holders of the Series C Preferred Stock;

          (v)   to consider and act upon the Company's 1997 Stock Plan; and

          (vi)  to consider and act upon a reverse stock split.

Proxies for the meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management's solicitation. The Company was not subject to the proxy requirements of the Securities and Exchange Act of 1934, as amended, at the time.

The shareholders approved the following matters with the number of votes for, against and withheld as indicated below:

                                 For     Against  Withheld
                              ---------  -------  --------
Conversion Amendment(1)(2)    7,484,346   24,862   166,712
Third Amended and Restated    7,484,346   24,862   166,712
 Articles(1)
Amendments to Bylaws(1)       7,484,346   24,862   166,712
Stock Repurchase Offer(1)     7,484,346   24,862   166,712
1997 Stock Plan(1)            7,484,346   24,862   166,712
Reverse Stock Split(1)        7,484,346   24,862   166,712

---------------

(1) Holders of Common Stock, Special Voting Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock voted together, on a fully converted basis, as a single class. Special Voting Common Stock had 0.7 votes per share. The Series E Preferred Stock had no voting rights.

(2) Series C Preferred Stock voted separately as a single class, as follows:
    140,485 For, 372 Against and 3,229 Withheld.


There were no broker non-votes with respect to any of the foregoing matters.



ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

  Exhibit
    No.                             Description
  -------    ------------------------------------------------------
    3.1      Third Amended and Restated Articles of Incorporation
             (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, as amended, Registration No. 333-24267)

    3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company's
             Registration Statement on Form S-1, as amended,
             Registration No. 333-24267)

    4.1 See Exhibits 3.1 and 3.2 for provisions of the Third Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of holders of Common Stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Company's Registration Statement on Form S-1, as amended, Registration
             No. 333-24267)

   11.1      Statement re Computation of Per Share Earnings

   27.1      Financial Data Schedule (for SEC use only)

   99.1      Cautionary Statements



    b) Reports on Form 8-K

       None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTENNIAL HEALTHCARE CORPORATION




Date: August 14, 1997            By:  /s/ J. Stephen Eaton
---------------------                 -------------------------------
                                          J. Stephen Eaton,
                                          Chairman of the Board,
                                           President and Chief
                                           Executive Officer

Date: August 14, 1997            By:  /s/ Alan C. Dahl
---------------------                 -------------------------------
                                          Alan C. Dahl,
                                          Senior Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit
  No.                      Description                   Page
-------    --------------------------------------------  ----
    3.1      Third Amended and Restated Articles of
             Incorporation (incorporated by reference to
             Exhibit 3.1 of the Company's Registration
             Statement on Form S-1, as amended,
             Registration No. 333-24267)
    3.2      Amended and Restated Bylaws (incorporated
             by reference to Exhibit 3.2 of the Company's
             Registration Statement on Form S-1, as
             amended, Registration No. 333-24267)

    4.1 See Exhibits 3.1 and 3.2 for provisions of the Third Amended and Restated Articles of
             Incorporation and Amended and Restated
             Bylaws defining the rights of holders of Common Stock (incorporated by reference to Exhibits 3.1 and 3.2 of the Company's
             Registration Statement on Form S-1, as
             amended, Registration No. 333-24267)

   11.1      Statement re Computation of Per Share
             Earnings

   27.1      Financial Data Schedule (for SEC use only)

   99.1      Cautionary Statements