Form 10-Q
period 1997-09-30
CENTENNIAL HEALTHCARE CORP
filed 1997-11-14
CIK 1035118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997
                                             ------------------
                                       OR
( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to

                              Commission file number  001-35118
                                                    -----------


                        CENTENNIAL HEALTHCARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Georgia                58-1839701
               ------------------------------------------
               (State or other jurisdiction          (I.R.S. Employer
             of incorporation or organization)      (identification No.)


         400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Registrant's telephone number, including area code 770-698-9040
                                                            ------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     There were 11,861,653 shares of Common Stock outstanding as of November 1, 1997.

                            CENTENNIAL HEALTHCARE INC
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  Financial Statements                                                3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  17

Item 2.  Changes in Securities and Use of Proceeds                          17

Item 3.  Defaults Upon Senior Securities                                    17

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 5.  Other Information                                                  17

Item 6.  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                  19

ITEM I - FINANCIAL STATEMENTS

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                December 31,          September 30,
                                                                                                    1996                  1997
                                                                                               --------------        ---------------
                                            ASSETS
Current assets:
  Cash and cash equivalents ............................................................        $   6,029,763         $   6,265,809
  Patient accounts receivable and third-party payor settlements, net of allowance for doubtful accounts of approximately
   $2,500,000 and $2,200,000  ..........................................................           39,854,486            60,353,761
  Other current assets .................................................................            9,743,560            12,716,793
                                                                                                -------------        --------------
      Total current assets .............................................................           55,627,809            79,336,363

  Property and equipment, net ..........................................................           67,409,359            68,689,774
  Restricted cash ......................................................................            6,045,035             1,397,818
  Licenses and other intangible assets, including goodwill, net ........................           36,297,113            50,812,061
  Notes receivable and other assets ....................................................           28,068,270            23,819,024
                                                                                                -------------        --------------

      Total assets .....................................................................        $ 193,447,586         $ 224,055,040
                                                                                                =============         =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities .............................................        $  37,991,634         $  37,658,688
  Other current liabilities ............................................................           11,736,322            11,089,299
                                                                                                -------------        --------------
      Total current liabilities ........................................................           49,727,956            48,747,987
Long-term debt, less current maturities ................................................           83,437,633            63,027,303
Subordinated debt, less current maturities .............................................           24,357,397                    --
Other long-term liabilities ............................................................            2,667,031             2,472,335
                                                                                                -------------        --------------
                                                                                                  160,190,017           114,247,625

Commitments and contingencies
Redeemable preferred stock .............................................................           21,305,372                    --
Shareholders' equity:
  Common stock with par value of $.01; 50,000,000 shares authorized; 2,044,306
       and 11,881,303 shares issued; 1,804,446 and 11,881,303 shares outstanding .......               20,443               118,813
  Special voting common stock with no par value; 5,000,000 shares
       authorized; 2,941,325 and -0- shares issued and outstanding .....................                   --                    --
  Paid-in capital ......................................................................            5,707,467           101,879,374

  Retained earnings ....................................................................            8,239,967             8,337,708
  Treasury stock, at cost; 239,860 and -0- shares of common stock ......................           (1,487,200)                   --
                                                                                                -------------        --------------
                                                                                                   12,480,677           110,335,895
Note receivable from shareholder .......................................................             (528,480)             (528,480)
                                                                                                -------------        --------------
      Net shareholders' equity .........................................................           11,952,197           109,807,415
                                                                                                -------------        --------------
      Total liabilities and shareholders' equity .......................................        $ 193,447,586         $ 224,055,040
                                                                                                =============        ==============




See accompanying notes to condensed consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                             Three Months                    Nine Months
                                                                         Ended September 30,              Ended September 30,
                                                                   ------------------------------    ------------------------------
                                                                      1996               1997             1996             1997
                                                                   ------------------------------    ------------------------------
Revenues:
  Net patient service revenues .................................   $  56,837,084    $  79,963,585    $ 166,490,310    $ 212,536,843
  Management fees and other revenues ...........................       1,503,884        1,982,324        4,130,484        5,582,760
                                                                   -------------    -------------    -------------    -------------
    Total revenues .............................................      58,340,968       81,945,909      170,620,794      218,119,603
                                                                   -------------    -------------    -------------    -------------

Expenses:
  Facility operating expenses:
      Salaries, wages and benefits .............................      32,293,116       42,468,093       91,677,161      110,729,060
      Other operating expenses .................................      13,656,915       20,503,741       43,323,048       57,375,100
  Lease expense ................................................       4,737,986        5,769,822       13,885,573       16,122,110
  Corporate administrative costs ...............................       2,764,924        4,121,687        8,436,248       11,335,795
  Depreciation and amortization ................................       1,206,673        1,810,940        3,570,664        4,944,806
                                                                   -------------    -------------    -------------    -------------
     Total operating expenses ..................................      54,659,614       74,674,283      160,892,694      200,506,871
                                                                   -------------    -------------    -------------    -------------
                                                                       3,681,354        7,271,626        9,728,100       17,612,732
                                                                   -------------    -------------    -------------    -------------
Other income (expense):
   Interest income .............................................         175,829          208,033          519,644          524,181
   Interest expense ............................................      (2,549,294)      (1,806,639)      (7,238,480)      (7,094,696)
   Equity in income of unconsolidated partnerships .............          36,250               --           72,500               --
                                                                   -------------    -------------    -------------    -------------
      Total other expense ......................................      (2,337,215)      (1,598,606)      (6,646,336)      (6,570,515)
                                                                   -------------    -------------    -------------    -------------
                                                                       1,344,139        5,673,020        3,081,764       11,042,217
Provision for income taxes .....................................         551,900        2,212,477        1,275,301        4,306,464
                                                                   -------------    -------------    -------------    -------------
Income before minority interest and extraordinary loss .........         792,239        3,460,543        1,806,463        6,735,753
Minority interest in net income of subsidiary,
  net of income taxes ..........................................         (47,755)         (77,288)        (132,925)        (227,962)
                                                                   -------------    -------------    -------------    -------------

Income before extraordinary loss ...............................         744,484        3,383,255        1,673,538        6,507,791
Extraordinary loss on extinguishment of debt, net of
  income tax benefit ...........................................              --         (537,009)              --         (537,009)
                                                                   -------------    -------------    -------------    -------------
      Net income ...............................................         744,484        2,846,246        1,673,538        5,970,782
Dividends and accretion on preferred stock .....................         648,296        4,654,419        1,592,248        5,873,040
                                                                   -------------    -------------    -------------    -------------
Income (loss) applicable to common stock .......................   $      96,188    $  (1,808,173)   $      81,290    $      97,742
                                                                   =============    =============    =============    =============

Net income (loss) per common and common equivalent share:

Proforma net income (Note 2): ..................................   $        0.14    $        0.30    $        0.37    $        0.77

Primary (Note 4):
  Income (loss) applicable to common stock before
    extraordinary loss .........................................   $        0.02    $       (0.11)   $        0.02    $        0.09
  Extraordinary loss on extinguishment of debt .................            0.00            (0.05)            0.00            (0.08)
                                                                   -------------    -------------    -------------    -------------
    Income (loss) applicable to common stock ...................   $        0.02    $       (0.16)   $        0.02    $        0.01
                                                                   =============    =============    =============    =============

Fully diluted (Note 4):
  Income applicable to common stock before
    extraordinary loss .........................................   $        0.02    $        0.21    $        0.02    $        0.62
  Extraordinary loss on extinguishment of debt .................            0.00            (0.04)            0.00            (0.06)
                                                                   -------------    -------------    -------------    -------------
    Income applicable to common stock ..........................   $        0.02    $        0.17    $        0.02    $        0.56
                                                                   =============    =============    =============    =============

Weighted average number of common stock and
  common stock equivalents outstanding..........................
  Primary ......................................................       4,784,118       11,744,929        4,780,857        7,142,423
                                                                   =============    =============    =============    =============
  Fully diluted ................................................       4,784,118       11,979,303        4,780,857        9,007,728
                                                                   =============    =============    =============    =============


See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                    Special Voting
                                               Common Stock                          Common Stock
                                    -----------------------------------    ----------------------------------       Paid-In
                                        Shares              Amount             Shares             Amount            Capital
                                    ----------------    ---------------    ---------------    ---------------    --------------
Balance at December 31, 1996......        1,804,446    $        20,443          2,941,325    $             -    $    5,707,467
Dividends paid on
    Series A, B and E
    preferred stock...............                -                  -                  -                  -                 -
Dividends accrued on
   Series C preferred
   stock..........................                -                  -                  -                  -                 -
Exercise of stock
   options........................              996                 10              1,195                  -            23,241
Accretion of preferred
   stock to estimated
   redemption value...............                -                  -                  -                  -                 -
Issuance of common
   shares.........................           63,846                638                  -                  -           776,790
Public offering of
   common stock...................        4,600,000             43,601                  -                  -        66,917,198
Offering costs for
   common stock...................                -                  -                  -                  -        (1,420,312)
Conversion of special
   voting common stock
   due to Offering................        2,942,520             29,425         (2,942,520)                 -           (29,425)
Redemption of Series E
   preferred stock................                -                  -                  -                  -                 -
Conversion of Series A, B,
   C and D preferred stock........        2,532,582             25,326                  -                  -        30,913,177
Repurchase of Series C
   preferred stock................          (63,087)              (630)                 -                  -        (1,008,762)
Net income........................                -                  -                  -                  -                 -
                                    ----------------    ---------------    ---------------    ---------------    --------------

Balance at September 30, 1997.....       11,881,303    $       118,813                  -    $             -    $  101,879,374
                                    ================    ===============    ===============    ===============    ==============

                                                                                Note
                                                                             Receivable
                                        Retained           Treasury             From
                                        Earnings             Stock           Shareholder            Net
                                    ----------------    ---------------    ---------------    ---------------
Balance at December 31, 1996...... $      8,239,967    $    (1,487,200)   $      (528,480)   $    11,952,197
Dividends paid on
    Series A, B and E
    preferred stock...............         (462,481)                 -                  -           (462,481)
Dividends accrued on
   Series C preferred
   stock..........................         (864,518)                 -                  -           (864,518)
Exercise of stock
   options........................                -                  -                  -             23,251
Accretion of preferred
   stock to estimated
   redemption value...............         (105,879)                 -                  -           (105,879)
Issuance of common
   shares.........................                -                  -                  -            777,428
Public offering of
   common stock...................                -          1,487,200                  -         68,447,999
Offering costs for
   common stock...................                -                  -                  -         (1,420,312)
Conversion of special
   voting common stock
   due to Offering................                -                  -                  -                  -
Redemption of Series E
   preferred stock................         (714,928)                 -                  -           (714,928)
Conversion of Series A, B,
   C and D preferred stock........       (3,725,235)                 -                  -         27,213,268
Repurchase of Series C
   preferred stock................                -                  -                  -         (1,009,392)
Net income........................        5,970,782                  -                  -          5,970,782
                                    ----------------    ---------------    ---------------    ---------------

Balance at September 30, 1997..... $      8,337,708    $             -    $      (528,480)   $   109,807,415
                                    ================    ===============    ===============    ===============



See accompanying notes to condensed consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                     Nine Months
                                                                                                 Ended September 30,
                                                                                     -------------------------------------------
                                                                                           1996                       1997
                                                                                     ----------------           ----------------
Operating Activities:
  Net income....................................................................   $       1,673,538          $       5,970,782
  Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization.............................................           3,570,664                  4,944,806
      Amortization of discount on subordinated debt.............................              86,626                     62,260
      Extraordinary loss on extinguishment of debt..............................                   -                    880,342
      Deferred income taxes.....................................................           1,727,023                  3,977,716
      Consulting expenses offset against note receivable........................              62,500                     62,500
      Equity in income of unconsolidated partnerships...........................              72,500                          -
      Minority interest.........................................................             226,834                    373,708
      Provision for doubtful accounts...........................................             160,613                    347,296
      Change in assets and liabilities:
         Accounts receivable....................................................          (9,461,533)               (16,846,035)
         Prepaid expenses and other assets......................................            (932,699)                (5,702,901)
         Refundable deposits....................................................             177,171                    142,055
         Accounts payable, accrued liabilities and other current liabilities....           7,728,221                 (1,823,863)
                                                                                     ----------------           ----------------
             Cash provided by (used in) operating activities....................           5,091,458                 (7,611,334)
                                                                                     ----------------           ----------------

Investing Activities:
  Purchases of property and equipment...........................................          (5,675,580)                (4,354,466)
  Decrease in restricted cash...................................................              68,363                  4,647,217
  Advances to managed facilities, net of repayments.............................          (1,896,176)                   280,206
  Notes receivable from managed facilities......................................         (10,020,274)                         -
  Deferred costs................................................................            (818,396)                  (982,371)
  Acquisitions, net of cash acquired............................................                   -                (13,856,705)
                                                                                     ----------------           ----------------
             Cash used in investing activities..................................         (18,342,063)               (14,266,119)
                                                                                     ----------------           ----------------

Financing Activities:
  Proceeds from the exercise of stock options...................................                   -                     23,251
  Proceeds from issuance of preferred stock.....................................                   -                 10,000,000
  Proceeds from borrowings......................................................          16,000,000                 13,000,000
  Public offering of Common Stock...............................................                   -                 68,448,000
  Payment of stock offering costs...............................................                   -                 (1,420,312)
  Distributions paid to minority partners.......................................            (214,986)                  (222,156)
  Payments of dividends to preferred shareholders...............................            (255,672)                  (462,481)
  Payments on amounts due to related party......................................                   -                   (201,550)
  Redemption of Series E Preferred Stock........................................                   -                 (5,000,000)
  Repurchase of Series C Preferred Stock........................................                   -                 (1,009,392)
  Principal payments on subordinated debt.......................................                   -                (25,300,000)
  Principal payments on long-term debt..........................................          (3,773,058)               (35,741,861)
                                                                                     ----------------           ----------------

             Cash provided by financing activities..............................          11,756,284                 22,113,499
                                                                                     ----------------           ----------------

Net increase (decrease) in cash and cash equivalents............................          (1,494,321)                   236,046

Cash and cash equivalents, beginning of period..................................           4,894,448                  6,029,763
                                                                                     ----------------           ----------------

Cash and cash equivalents, end of period........................................   $       3,400,127          $       6,265,809
                                                                                     ================           ================

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS

September 30, 1997

NOTE 1 - BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 and notes thereto contained in Centennial HealthCare Corporation's registration statement on Form S-1 filed with the Securities and Exchange Commission (Commission File No. 001-35118).

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997 or any interim period.

Certain amounts in the 1996 financial statements have been reclassified for comparative purposes.

NOTE 2 - INITIAL PUBLIC OFFERING

  On July 2, 1997, Centennial HealthCare Corporation, ("Centennial" or "the Company"), completed an initial public offering of 4,000,000 shares of the Company's Common Stock at a price of $16.00 per share, (the "Offering"). In connection with the Offering, the Company granted the underwriters an option to purchase up to 600,000 additional shares of the Company's Common Stock at the Offering price of $16.00 per share. This option was exercised and closed on July 31, 1997. Proceeds to the Company from the Offering and the exercise of the underwriters' option totaled approximately $67,028,000, net of underwriting discounts and commissions and Offering expenses.

The net proceeds of the Offering available to the Company were used to repay two subordinated promissory notes aggregating $25.3 million, which accrued interest at 10.8% and 11.7% per annum, to redeem the Series E Redeemable Preferred Stock for $5.0 million, to repurchase approximately 84,000 shares of Common Stock, which were received by the former holders of the Company's Series C Preferred Stock, for approximately $1.3 million, and to repay approximately $35.3 million outstanding under the Company's Senior Credit Facility with CoreStates Bank N.A. as agent (the "Senior Credit Facility"), which accrues interest at approximately 8.3%. Centennial repaid the Senior Credit Facility during the third quarter and early in the fourth quarter of 1997.

After the closing of the Offering, with the net proceeds of the exercise of the underwriters overallotment option, Centennial offered the former holders of the Company's Series C Preferred Stock pro-rata repurchase of their shares of Common Stock received upon the conversion of their Series C Preferred Stock at the Offering price of $16.00 per share.

Holders of approximately 84,000 shares of the approximately 1.3 million shares available for pro-rata repurchase elected to have such shares repurchased by the Company. The Company repurchased the 84,000 shares of common stock for approximately $1.3 million during the third quarter and early in the fourth quarter of 1997. The Company made this repurchase offer as consideration for the agreement by these former holders to the conversion of the Series C Preferred Stock into Common Stock.

The Company repaid the two subordinated promissory notes during the third quarter of 1997, resulting in a loss on early extinguishment of debt of approximately $537,000, net of income tax benefit of approximately $343,000.

Concurrently with the closing of the Offering, the Company's Series A, B, C and D Preferred Stock were converted into approximately 2.4 million shares of Common Stock, net of anticipated stock repurchase. The following table presents proforma earnings per share as if the Offering and the exercise of the underwriters' option, the use of proceeds described above, the redemption of the Company's Series E Redeemable Preferred Stock, and the preferred stock conversions had taken place on January 1, 1996.

                                             Three Months Ended                  Nine Months Ended
                                                September 30,                       September 30,
                                           1996              1997              1996             1997
                                       -------------     -------------     --------------   --------------
Proforma net income applicable
to Common Stock:                      $    1,588,396    $    3,548,261     $    4,192,378   $    9,129,792
                                       =============     =============      =============    =============

Proforma weighted average number
of common shares outstanding:             11,422,230        12,025,698         11,418,969       11,856,316
                                       =============     =============     ==============   ==============

Proforma earnings per share:          $         0.14    $         0.30    $          0.37  $          0.77
                                       =============     =============     ==============   ==============

The proforma amounts above reflect the estimated reduction in interest expense (net of the related tax effect) of approximately $844,000 and $165,000 for the three month period ended September 30, 1996 and 1997, respectively, and $2.5 million and $2.6 million for the nine month period ended September 30, 1996 and 1997, respectively. The above amounts also reflect the reduction in preferred dividends and accretion of approximately $648,000 and $4.7 million for the three month period ended September 30, 1996 and 1997, respectively, and $1.6 million and $5.9 million for the nine month period ended September 30, 1996 and 1997, respectively. The extraordinary loss recorded in the third quarter of 1997 due to the early extinguishment of debt as previously discussed is excluded from proforma net income applicable to Common Stock. As a result of the Offering and the exercise of the underwriters' option, the conversion of preferred stock and the repurchase of a portion of the Common Stock received by the former holders of the Company's Series C Preferred Stock as described above, proforma Common Stock increased by approximately 6.6 million and 281,000 shares for the three month period ended September 30, 1996 and 1997, respectively, and by approximately 6.6 million and 4.7 million shares for the nine month period ended September 30, 1996 and 1997, respectively.


NOTE 3 - ACQUISITIONS

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

In May 1997, the Company acquired by merger Total Care Consolidated Inc., ("TCC"), a provider of home health services, with 25 home health offices located primarily in North Carolina. Total consideration of $8.0 million consisted of $6.0 million in cash, which was funded under the Senior Credit Facility, and $2.0 million in the form of a convertible promissory note due April 30, 1999. The transaction was accounted for under the purchase method and the Company's Unaudited Condensed Consolidated Financial Statements include TCC from the effective date of the merger.

In August 1997, Centennial acquired substantially all the business and assets of Complex Care, Inc., ("CCI"), a provider of physical, occupational and speech therapy services through approximately 45 contracts with long-term care facilities in Connecticut and Rhode Island. The Company paid total consideration of $7.0 million, utilizing borrowings under its Senior Credit Facility. Additional consideration of up to $500,000 may be paid by the Company under an earn-out agreement. The transaction was accounted for under the purchase method and the Company's Unaudited Condensed Consolidated Financial Statements include CCI from the effective date of the acquisition.


NOTE 4 - EARNINGS PER SHARE

     In June 1997, the Board of Directors and Shareholders of the Company approved a reverse stock split of .6897 for one. All references to shares and weighted shares outstanding used in the calculation of net income per share and per share amounts have been retroactively adjusted to reflect this reverse stock split.

     Primary earnings per common and common equivalent share are based on income
(loss) applicable to common stock (net income reduced by the extraordinary loss and preferred stock dividends and accretion) and the weighted average number of common and common equivalent shares (stock options) outstanding in each period and is computed in accordance with APB Opinion No. 15. Common Stock issued in connection with the Offering, the exercise of the underwriters' option and the conversion of the Company's Series A, B, C and D Preferred Stock have been included in the weighted average number of shares outstanding subsequent to the date of conversion. As a result of the preferred stock conversions and as required by APB Opinion No. 15, fully diluted earnings per common and common equivalent share has been presented for the periods shown based upon an "as if the approximately 2.4 million shares issued in the preferred stock conversions were outstanding from the beginning of the period" basis.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement No. 128 will replace APB Opinion No. 15 and is effective for periods ending after December 15, 1997. Earlier application is not permitted. When effective, Statement No. 128 will require restatement of all prior period earnings per share data presented.

     Statement No. 128 replaces the current earnings per share presentation with a dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities, such as stock options, that could share in the earnings of an entity. The following table presents basic and diluted earnings per share calculated in accordance with Statement No. 128.

                                                           Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                        1996               1997                1996               1997
                                                    ------------      ---------------      ------------      --------------
Basic earnings (loss) per share:

Net income (loss) applicable to Common Stock:      $     96,188      $   (1,808,173)      $     81,290      $       97,742

Weighted average number of common and common
equivalent shares outstanding:                        4,745,785           11,579,108         4,740,447           7,092,669

Basic earnings (loss) per share:                   $       0.02      $        (0.16)      $       0.02      $         0.01
                                                    ============      ===============      ============      ==============
Diluted earnings (loss) per share:

Net income (loss) applicable to Common Stock:      $     96,188      $   (1,783,773)      $     81,290      $      138,409

Weighted average number of common and common
equivalent shares outstanding:                        4,784,118           11,869,929         4,780,857           7,211,867

Diluted earnings (loss) per share:                 $       0.02      $        (0.15)      $       0.02      $         0.02
                                                    ============      ================     ============      ==============

The primary difference between fully diluted earnings per share as calculated under APB Opinion No. 15 and diluted earnings (loss) per share as calculated above is the treatment of accretion and dividends on the converted Series A, B, C and D Preferred Stock. As noted above, fully diluted earnings per common and common equivalent share has been presented for the periods shown based upon an "as if the approximately 2.4 million shares issued in the preferred stock conversions were outstanding from the beginning of the period" basis.


 NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements are effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect, if any, of these statements on its financial statements.


NOTE 6 - LITIGATION

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 1996 and 1997.

     Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements included in this Form 10-Q, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve significant risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes that the important factors set forth in the Company's cautionary statements at Exhibit 99.1 to this Form 10-Q could cause such a material difference to occur and investors are referred to Exhibit 99.1 for such cautionary statements.

RESULTS OF OPERATIONS

Centennial's revenues and proforma earnings for both the three and nine month periods ended September 30, 1997, as compared to the same periods for 1996, continued to grow from both expansion and increases in current operations and as a result of strategic acquisitions.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net patient service revenues. Net patient service revenues increased from $56.8 million in 1996 to $80.0 million in 1997, an increase of $23.1 million or 40.7%, of which approximately $5.9 million was attributable to the addition of the operations of three long-term care facilities and two rural hospitals. Total Care Consolidated Inc. (Total Care), the Company's home health agency, which was acquired in May 1997, added revenues of approximately $7.0 million during the third quarter of 1997. During August of 1997, the Company acquired 45 rehabilitation therapy contracts from Complex Care, Inc. ("CCI"), which generated approximately $2.3 million in revenue during the third quarter of 1997. The remaining increase of $7.9 million was attributable to growth in existing facility revenues and therapy contract revenues. The increase in existing facility revenues during 1997 of approximately $5.3 million resulted primarily from an increase in the quality revenue mix of the facilities, greater than anticipated Medicaid increases, and favorable settlements of prior year open cost reports. The increase in revenues at the Company's subsidiary providing therapy services of approximately $2.6 million, exclusive of the CCI contracts, resulted primarily from the net addition of 17 rehabilitation therapy services contracts subsequent to the third quarter of 1996 as well as an overall increase in therapy revenue related to the new contracts added during the first two quarters of 1996.

Management fees and other revenues. Management fees and other revenues increased from $1.5 million in the third quarter of 1996 to $2.0 million in the third quarter of 1997, an increase of approximately $478,000, or 31.8%, which was attributable primarily to the Company's addition of facility management agreements subsequent to the third quarter of 1996.

Facility operating expenses. Facility operating expenses increased from $46.0 million in the third quarter of 1996 to $63.0 million in the third quarter of 1997, an increase of $17.0 million or 37.0%, of which approximately $5.2 was attributable to the addition of the operations of three long-term care facilities and two rural hospitals. Total Care and the CCI therapy contracts added approximately $6.4 million and $1.8 million, respectively, to operating expenses during the third quarter of 1997. The Company's expenses from existing contract therapy services increased $2.1 million over the prior year period related primarily to growth in therapy contracts in 1997. The remaining $1.5 million was attributable primarily to an increase in costs at existing long-term care facilities and to providing care for higher acuity patients during the current year period.

Lease expense. Lease expense increased from $4.7 million in 1996 to $5.8 million in 1997, an increase of $1.0 million, or 21.8%, which was due primarily to an expansion of the Company's corporate office lease and rent escalations in certain facility leases, which are tied to increases in operating revenue and income.

Corporate administrative costs. Corporate administrative costs increased from $2.8 million in 1996 to $4.1 million in 1997, an increase of $1.4 million, or 49.1%, which was due primarily to additional overhead to accommodate the expansion in therapy services contracts, including the acquisition of the CCI contracts, the addition of managed facilities, the Company's new home health operations, and increases in the Company's administrative costs following the Company's acquisition of Transitional Health Services ("THS"), which was effective December 31, 1995.

Depreciation and amortization. Depreciation and amortization increased from $1.2 million in 1996 to $1.8 million in 1997, an increase of approximately $604,000, or 50.1%, which was primarily attributable to the acquisition of two facilities subsequent to the third quarter of 1996.

Interest expense. Interest expense decreased from $2.5 million in 1996 to $1.8 million in 1997, a decrease of approximately $743,000, or 29.1%, which was primarily attributable to the reduction of debt by approximately $34.5 million as a result of the Offering.

Provision for income taxes. The Company's effective tax rate decreased from 41.1% in 1996 to 39.0% in 1997, a decrease in the rate of 2.1%. This decrease was primarily attributable to an expected decline in the Company's average state tax rate and a proportional decrease in non-deductible expenses for federal tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net patient service revenues. Net patient service revenues increased from $166.5 million in 1996 to $212.5 million in 1997, an increase of $46.0 million or 27.7%, of which approximately $14.1 million was attributable to the addition of the operations of three long-term care facilities and two rural hospitals. Total Care and the CCI therapy contracts added revenues of approximately $11.4 million and $2.3 million, respectively, during the nine month period ended September 30, 1997. The remaining increase of $18.2 million was attributable to growth in existing facility revenues and therapy services contract revenues. The increase in existing facility revenues during 1997 of approximately $12.9 million resulted primarily from an increase in the quality revenue mix of the facilities, greater than anticipated Medicaid rate increases, and favorable settlements of prior year open cost reports. The increase in revenues at the Company's subsidiary providing therapy services of $5.3 million, exclusive of the CCI contracts, resulted from the net addition of 17 rehabilitation therapy services contracts subsequent to the third quarter of 1996 as well as an overall increase in therapy revenue related to the new contracts added during the first two quarters of 1996.

Management fees and other revenues. Management fees and other revenues increased from $4.1 million in 1996 to $5.6 million in 1997, an increase of $1.5 million, or 35.2%, which was primarily attributable to the Company's addition of facility management agreements subsequent to the third quarter of 1996.

Facility operating expenses. Facility operating expenses increased from $135.0 million in 1996 to $168.1 million in 1997, an increase of $33.1 million or 24.5%, of which approximately $11.4 million was attributable to the addition of the operations of three long-term care facilities and two hospitals. Total Care and the CCI therapy contracts added approximately $10.3 million and $1.8 million, respectively, to operating expenses during the current year period. The Company's expenses from existing contract therapy services increased $2.8 million over the prior year period related primarily to growth in therapy contracts during 1997. The remaining $6.8 million was attributable primarily to an increase in costs at existing long-term care facilities and to providing care for higher acuity patients during the current year period.

Lease expense. Lease expense increased from $13.9 million in 1996 to $16.1 million in 1997, an increase of $2.2 million, or 16.1%, of which approximately $667,000 was attributable to the addition of one leased facility previously identified for disposal which was not disposed of as of December 31, 1996. The remaining $1.5 million increase was due primarily to an expansion of the Company's corporate office lease, and rent escalations in certain facility leases, which are tied to increases in operating revenue and income.

Corporate administrative costs. Corporate administrative costs increased from $8.4 million in 1996 to $11.3 million in 1997, an increase of $2.9 million, or 34.4%, which was primarily attributable to additional overhead to accommodate the expansion in therapy services contracts, including the acquisition of the CCI contracts, the addition of managed facilities, the Company's new home health operations, new therapy services and hospital operations, and increases in the Company's administrative costs following the Company's acquisition of THS, which was effective December 31, 1995.

Depreciation and amortization. Depreciation and amortization increased from $3.6 million in 1996 to $4.9 million in 1997, an increase of $1.4 million, or 38.5%, which was primarily attributable to the facility acquisitions subsequent to the third quarter of 1996.

Interest expense. Interest expense decreased from $7.2 million in 1996 to $7.1 million in 1997, a decrease of approximately $144,000, or 2.0%, which was attributable to the reduction of debt by approximately $34.5 million as a result of the Offering, net of the additional expense incurred as a result of borrowings for the acquisition of two long-term care facilities.

Provision for income taxes. The Company's effective tax rate decreased from 41.4% in 1996 to 39.0% in 1997, a decrease in the rate of 2.4%. This decrease was attributable primarily to an expected decline in the Company's average state tax rate and a proportional decrease in non-deductible expenses for federal tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash have been proceeds from the sales of its preferred stock and borrowings under its Senior Credit Facility. Cash has been used by the Company for acquisitions, capital improvements at several existing facilities and the day-to-day operations of the Company's business. The Company anticipates using borrowings under the Senior Credit Facility to fund the anticipated growth in the operations of its existing facilities, and any acquisition or management of additional long-term care facilities and related service providers.

Working capital increased from $5.9 million at December 31, 1996, to $30.6 million at September 30, 1997 primarily attributable to increases in patient accounts receivable. Patient accounts receivable increased from $39.9 million at December 31, 1996 to $60.4 million at September 30, 1997, primarily attributable to acquisitions, including the addition of the operations of three long-term care facilities, the net addition of 17 rehabilitation therapy services contracts, and the Company's new home health agency and leased rural hospital. The largest component of the Company's receivables related to its long-term care facilities ($42.7 million). Days outstanding for these receivables at September 30, 1997 remained constant with December 31, 1996. Also contributing to the increase in working capital was the decrease in accounts payable and accrued liabilities, despite the growth of the Company noted above. Restricted cash at December 31, 1996 included certain certificates of deposit that were pledged for letters of credit issued by banks in connection with various lease agreements. Approximately $4.1 million of the certificates of deposit were unencumbered during the period. The Company used a net $7.6 million in its operating activities due primarily to the increase in receivables related to both the expansion of existing operations and current year acquisitions.

The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $4.4 million or approximately $750 per bed for the nine-month period. These expenditures included ordinary repairs and maintenance, expansion of existing facilities, and the selected renovation of certain facilities. During the first nine months of 1997, the Company entered into contracts to manage nine additional facilities, including six facilities in North Carolina, as well as a joint nursing facility and long-term care hospital in Washington D.C. As part of the management agreements for the six North Carolina facilities, the Company agreed to provide working capital. In May, the Company acquired Total Care, a home health provider operating 25 offices, for $8.0 million, consisting of $6.0 million in cash and $2.0 million in the form of a convertible promissory note. In August, the Company acquired substantially all the business and assets of CCI, a provider of physical, occupational and speech therapy services through approximately 45 contracts with long-term care facilities in Connecticut and Rhode Island. The Company paid total consideration of $7.0 million, utilizing borrowings under its Senior Credit Facility. Additional consideration of up to $500,000 may be paid by the Company under an earn-out agreement.

The Company financed its activities during the first nine months of 1997 with $10.0 million in proceeds from the issuance of preferred stock, $8.0 million in borrowings for the Total Care acquisition and $7.0 million in borrowings for the CCI acquisition from its Senior Credit Facility. During the first nine months of 1997, the Company repaid approximately $34.5 under its Senior Credit Facility as a result of the Offering, and paid approximately $462,000 in cash dividends to preferred shareholders. Amounts repaid under the Senior Credit Facility are available for re-borrowing.

Following the Offering and the related decrease in debt, interest expense fell from $2.7 million in the second quarter of 1997 to $1.8 million in the third quarter of 1997, a decrease of 32%. Additionally, the Company's debt to capital ratio went from 91.0% at June 30, 1997 to 37.2% at September 30, 1997.

As of September 30, 1997, the Company had $25.5 million outstanding under its Senior Credit Facility. The Company has initiated discussions for the expansion of the Senior Credit Facility from its current capacity of $65 million to $125 million, and anticipates closing of the amended agreement during the fourth quarter of 1997.

The Company believes that operating cash flow and availability under the Senior Credit Facility will be sufficient to finance its activities and to fund future acquisitions.

HEALTHCARE LEGISLATION

The Balanced Budget Act of 1997, (the "Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.2 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system for skilled services. The Medicare prospective rate, which reimburses for routine service, ancillary and capital costs, will initially be a blended rate based on (i) a facility-specific rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and free-standing (skilled nursing facility) 1995 cost reports, adjusted for geographic wage-related costs, inflation and wages. The blended rate will be further adjusted by a facility-specific case mix (acuity) index. The exact amount of these adjustments has not yet been determined by the Secretary of the Department of Health and Human Services.

The Medicare prospective payment system begins for cost reporting periods starting on or after July 1, 1998. For the Company's facilities, the initial year of the four-year phase in period will begin January 1, 1999. In 1999, the blended rate will be based 75% on the facility-specific rate and 25% on the federal per diem rate. In 2000, the prospective rate will be based 50% on the facility-specific rate and 50% on the federal per diem rate and so on until the year 2002 when the prospective rate will be 100% of the federal per diem rate. Additionally, the Act imposes fee schedules or per beneficiary limitations on outpatient supplies and services and requires consolidated billing for all Medicare beneficiaries residing in a skilled nursing facility. The Company has already taken steps to comply with the consolidated billing requirements. The impact of per beneficiary limitations on outpatient therapy services could adversely affect the Company's skilled nursing facility revenue and its therapy revenue. Currently, the Company derives approximately 21% of its revenue from Medicare at its long-term care facilities. Additionally, the Congressional Budget Office has revised economic projections which include Medicaid cuts of $2.4 billion to Medicaid long-term care providers over the next five years. Currently, the Company derives approximately 36% of its revenues from Medicaid at its long-term care facilities.

Management believes that, due to the cost structure at its facilities as compared to other facilities in its markets, the Company's overall reimbursement rates should not be lower than current rates and could possibly be higher. However, until the rates are ultimately determined under the prospective payment system, the Company will not be able to determine the exact nature or long term financial impact of the legislative changes. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Company.

Although management believes that a prospective pay system will benefit companies, such as Centennial, that have sophisticated information systems allowing them to track and document acuity levels and costs, there can be no assurance that the Company will recognize any such benefits. The Company currently operates in many states having Medicaid programs with acuity-based reimbursement levels and incentives for efficient, quality operations. The Company has effectively operated in these programs utilizing both its patient care information systems, for the documentation of patient acuity levels for maximum reimbursement, and its management information systems, to control expenses. In many instances, the Company's revenues have increased under this form of reimbursement although there can be no assurance that such results will be achieved under the payment systems described above. Prior to the enactment of the Act, the Company anticipated that regulation and market changes would result in a flattening of growth of its third party contract therapy business. The latest legislative changes do not alter the Company's views. During the third quarter, the Company derived 9% of its total revenues from therapy contracts with facilities for which the Company is not the operator.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As reported in the Company's Form 10-Q for the quarter ended June 30, 1997, the Company continues to actively defend against claims made in an action filed in the United States District Court for the Southern District of Ohio on October 6, 1995 by NPF IV, Inc. against Transitional Health Services, Inc. ("THS"). The Company merged with THS effective December 31, 1995. There have been no material developments since the Company reported this legal proceeding on the Company's Form 10-Q for the quarter ended June 30, 1997.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to the Company's Registration Statement on Form S-1 (Registration No. 333-24267) effective July 2, 1997, the Company offered and sold all of the 4,000,000 shares of the Company's Common Stock at a price of $16.00 per share (the "Offering"). In connection with the Offering, the Company granted the underwriters (managed by Alex. Brown & Sons, Incorporated) an option to purchase up to 600,000 additional shares of the Company's Common Stock at $16.00 per share. This option was exercised and closed on July 31, 1997. Proceeds to the Company from the Offering and the exercise of the underwriters' option totaled approximately $73,600,000 and were used approximately as follows:

Repayment of  two subordinated promissory notes          $25,300,000
Redemption of the Company's Series E Preferred Stock 5,000,000 Repurchase of approximately 84,000 shares of Common
     Stock from former holders of the Company's
     Series C Preferred Stock                              1,300,000
Repayment of  amounts due under the Company's Senior
     Credit Facility with CoreStates Bank N.A.            35,300,000
Underwriting Discounts and Commissions                     5,152,000
Offering Expenses                                          1,300,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

     In May, the Company acquired TCC, a home health provider operating 25 offices, for $8.0 million, consisting of $6.0 million in cash utilizing its borrowing under the Senior Credit Facility, and $2.0 million in the form of a convertible promissory note. In August, the Company acquired substantially all the business and assets of Complex Care, Inc., ("CCI"), a provider of physical, occupational and speech therapy services through approximately 45 contracts with long-term care facilities in Connecticut and Rhode Island. The Company paid total consideration of $7.0 million, utilizing borrowings under its Senior Credit Facility. Additional consideration of up to $500,000 may be paid by the Company under an earn-out agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

     Exhibit
     Number    Description
     ------    -----------

     11.1    Statement Regarding Computation of Per Share Earnings
     27.1    Financial Data Schedule (for SEC use only)
     99.1    Cautionary Statements

     b)  Reports on Form 8-K

         None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 1997      CENTENNIAL HEALTHCARE CORPORATION



                              By: /s/ J. Stephen Eaton
                                 ______________________________________
                                 J. Stephen Eaton, Chairman of the Board,
                                 President and Chief Executive Officer



Date:  November 14, 1997      By: /s/ Alan C. Dahl
                                 ______________________________________
                                 Alan C. Dahl, Senior Vice President and
                                 Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number    Description
--------------    -----------

     11.1         Statement Regarding Computation of Per Share Earnings

     27.1         Financial Data Schedule (for SEC use only)

     99.1         Cautionary Statements