Form 10-K405
period 1997-12-31
CENTENNIAL HEALTHCARE CORP
filed 1998-03-31
CIK 1035118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

For annual and transition reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended       December 31, 1997
                                             -----------------
                                      OR
(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________  to __________

                       Commission file number   001-35118

                       CENTENNIAL HEALTHCARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                      58-1839701
--------------------------------------------------------------------------------
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                     identification No.)

            400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia  30346
--------------------------------------------------------------------------------
                  (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code            770-698-9040
                                                              ------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None
----------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
Common Stock, par value $.01 per share
----------------------------------------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X      No
                                          -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998 was approximately $166.2 million. As of March 27, 1998, the registrant had 11,877,645 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by Reference in Part III.

                               TABLE OF CONTENTS



                                    Part I
                                                                       Page
                                                                       ----

Item 1.  Business....................................................
Item 2.  Properties..................................................
Item 3.  Legal Proceedings...........................................
Item 4.  Submission of Matters to a Vote of Security Holders.........
Item 4A. Executive Officers of the Registrant........................

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................
Item 6.  Selected Financial Data.....................................
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..
Item 8.  Financial Statements and Supplementary Data.................
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.........................

                                   Part III

Item 10. Directors and Executive Officers of the Registrant..........
Item 11. Executive Compensation......................................
Item 12. Security Ownership of Certain Beneficial Owners
         and Management..............................................
Item 13. Certain Relationships and Related Transactions..............

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K.........................................

Signatures...........................................................

Item 1.  BUSINESS.

     Certain statements in this Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Those statements include statements regarding the intent, belief or current expectations of Centennial HealthCare Corporation and members of its management team. Management cautions that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement included as Exhibit 99.1 to this Form 10-K, and are hereby incorporated herein by reference. Centennial HealthCare Corporation undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

  Centennial HealthCare Corporation ("Centennial" or the "Company") provides a broad range of long-term healthcare services to meet the medical needs of elderly and post-acute patients. The Company provides these services through geographically concentrated networks located in metropolitan and secondary markets throughout the United States. The Company was organized in 1989 as a Georgia corporation and conducts business through its operating subsidiaries. At December 31, 1997, Centennial operated 84 owned, leased and managed skilled nursing facilities with 8,850 licensed available beds in 19 states, with its largest concentration of facilities in North Carolina, Indiana and Michigan. The Company provides basic and specialty healthcare services. Basic services include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. Specialty services include comprehensive rehabilitation therapy, respiratory therapy, ventilator care, infusion therapy, wound care, home health care and other subacute and specialty services. As components of its specialty services, at December 31, 1997, Centennial provided rehabilitation therapy services on a contract basis to third-party owned and Company-operated skilled nursing facilities in 21 states pursuant to 128 contracts and provided home health care services through 30 offices, primarily located in North Carolina. References to the Company or Centennial also include the Company's subsidiaries unless the context indicates otherwise.

COMPANY STRATEGY

  Centennial's objective is to continue to enhance its market position as a provider of long-term basic and specialty services in selected metropolitan and secondary markets. The Company seeks to control significant components of the non-acute health care system in its markets, thereby diversifying its sources of revenue and positioning itself to respond to the requirements of a variety of payors. In addition, the Company seeks to increase the range of services it provides within its facilities and tailors its health care services to address the specific needs within each of its markets. To meet its objective, the Company is pursuing the following strategies: (i) achieve operating leverage through the continued development of regionally concentrated networks; (ii) implement market-specific business and network development plans in response to the diverse needs of the Company's metropolitan and secondary markets; (iii) continue to expand specialty services to enhance the Company's position as a broad-based provider of health care services; (iv) manage operations through sophisticated information systems that enhance efficiency; and (v) pursue strategic acquisitions of additional long-term care facilities and related service providers.

  Over the last several years, the Company has grown its operating base both through acquisitions and internal growth. Total revenues were $75.2 million, $233.0 million and $304.3 million for the fiscal years ended December 31, 1995, 1996 and 1997, respectively. Operating income was $3.2 million, $14.5 million, and $25.5 million for the fiscal years ended December 31, 1995, 1996 and 1997, respectively. Licensed available beds increased from 4,302 to 8,850 during the same period. The Company's revenue quality mix (Medicare, private pay, management fees and other) improved from 41.9% for the fiscal year ended December 31, 1995 to 63.4% for the fiscal year ended December 31, 1997, and the Company's revenues from specialty services increased from 14.4% for the fiscal year ended December 31, 1995 to 42.1% for the fiscal year ended December 31, 1997, reflecting the Company's focus on providing specialty services to higher acuity patients.

COMPANY GROWTH

  As part of its growth strategy, the Company regularly reviews possible acquisitions within the long-term care continuum. Effective December 31, 1995, the Company completed an important strategic acquisition by merging with Transitional Health Services, Inc. ("THS") which operated 36 skilled nursing facilities with 3,776 beds in Arkansas, North Carolina, Indiana, Kentucky and Michigan and a contract rehabilitation therapy business (the "THS Merger"). Since the THS Merger, through December 31, 1997 the Company continued to expand its operations through the acquisition of a company providing home health care services, the acquisition of a contract rehabilitation therapy company providing therapy services to affiliated and third-party skilled nursing facilities, the acquisition of three skilled nursing facilities previously managed by the Company, and the lease of two rural acute-care hospitals which are located in markets where the Company operates skilled nursing centers. Additionally, the Company added a net 13 management agreements for skilled nursing facilities totaling 1,812 licensed available beds in 3 states.

1997 ACQUISITIONS AND LEASE TRANSACTIONS

  Effective May 1, 1997, the Company acquired by merger Total Care Consolidated, Inc., a provider of home health care services with 25 home health offices located in North Carolina, where the Company operated 23 facilities as of December 31, 1997, as well as South Carolina and Louisiana.

  In August 1997, the Company acquired substantially all of the business and assets of Complex Care, Inc., a provider of physical, occupational, and speech therapy services through approximately 45 contracts with third-party long-term care facilities in Connecticut and Rhode Island. Combined with the Company's existing contract rehabilitation therapy business, at December 31, 1997 the Company provided rehabilitation services pursuant to 128 contracts in 21 states, to Company-operated and third-party-owned facilities.

  In March 1997, the Company assumed the management of a 29-bed rural, acute-care hospital in northern Florida where the Company currently operates a nursing home facility and another rural hospital. Following the receipt of necessary consents and approvals, the management of this facility was converted into a lease of the facility retroactive to the date of the original management agreement.

  In December 1997, the Company acquired a 58-bed long-term care facility in Florida that had been managed by the Company since 1991.

  As a result of the acquisitions referenced above, Centennial has increased its range of services in markets in which the Company already has a strong operating presence.

1997 MANAGEMENT AGREEMENTS

  The Company's growth strategy also includes the management of long-term care facilities for third-party owners. Most management agreements provide for a management fee equal to 6% of the facility's gross revenues with terms ranging from 5 to 20 years, with renewal options. Additionally, the Company generally has a right of first refusal or option to purchase its managed facilities. This strategy allows the Company to evaluate the operations of potential acquisition candidate facilities prior to acquisition. During 1997, the Company added 9 managed skilled nursing facilities to its portfolio, totaling 924 licensed available beds.

THE LONG-TERM CARE INDUSTRY

  The long-term care industry provides a broad range of services to post-acute patients and patients with medically complex and special needs who do not require treatment in an acute care hospital setting. Long-term care facilities offer basic services, which include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. In addition, long-term care facilities may provide a broad range of specialty services such as comprehensive rehabilitation therapy (including physical, occupational and speech therapy), respiratory therapy, ventilator care, infusion therapy, wound care, home health care, tracheostomy care, pharmaceutical services, Alzheimer's care and other specialty services. Long-term care facilities are increasingly becoming an integral part of community-based, vertically-integrated, extended care delivery systems that are capable of providing a full range of traditional basic and specialty services.

  In recent years, long-term care services have experienced significant growth. According to industry sources, revenues in the long-term care industry have increased from approximately $18 billion in 1980 to approximately $80 billion in 1995. Continuing growth of the industry has been driven by a number of factors, including: (i) aging of the population; (ii) cost-containment pressures that are driving post-acute patients from acute care hospitals to lower-cost settings such as long-term care facilities; (iii) advances in medical technology enabling sophisticated long-term care providers to care for higher-acuity patients; and
(iv) demand for post-acute and specialty services in secondary markets.

  AGING POPULATION. According to the U.S. Bureau of the Census, approximately 90% of all patients in long-term care facilities are persons over 65 years of age, and this age group has been growing significantly faster than the overall population. The over 65 age group experiences a greater incidence of chronic illness and disabilities than other age groups and currently accounts for more than two-thirds of total health care expenditures in the United States. As the number of Americans over age 65 increases, the need for long-term care services is also expected to increase. The U.S. Bureau of the Census estimates that the U.S. population over age 65 will increase from approximately 31 million in 1990 to approximately 35 million in 2000. In particular, the segment of the U.S. population over 85 years of age, which comprises 45% to 53% of residents at long-term care facilities nationwide, is projected to increase by more than 33%, from approximately 3 million in 1990, to more than 4 million in 2000.

  COST-CONTAINMENT PRESSURES. In response to rising costs, government and private pay sources have implemented cost-containment measures designed to reduce lengths of stay in acute care hospitals. As a result, the average length of hospital stays has been decreased, thereby increasing the number of patients discharged from acute care hospital settings who require continuing medical care. Long-term care facilities represent an attractive alternative setting for these discharged patients because many of the post-acute services required by patients can be provided on a cost-effective basis by clinically sophisticated long-term care providers.

  ADVANCES IN MEDICAL TECHNOLOGY. The increasing availability of advanced medical technology has increased life expectancies and enhanced the ability of long-term providers to offer, on a cost-effective basis, quality services previously provided only by acute care hospitals. As a result, a growing number of higher-acuity patients with specialized needs can be treated in long-term care settings.

  DEMAND FOR POST-ACUTE AND SPECIALTY SERVICES IN SECONDARY MARKETS. A major challenge for persons requiring medical care in secondary markets is the distance that often exists between a patient's home and regional centers that offer primary care, rehabilitation therapy and other specialty services. Individuals residing in secondary markets in need of services are often left with the choice of temporarily or permanently relocating, spending extended periods of time away from their families or commuting significant distances. As a result, the provision of post-acute and specialty services in secondary markets represents a significant opportunity for the long-term care industry to grow and enhance profitability.

INDUSTRY CONSOLIDATION

  The long-term care industry is undergoing consolidation as providers seek to build market share and compete more effectively. Current ownership of long-term care facilities is highly fragmented, with approximately 70% of all facilities owned by independent providers or companies operating less than 20 facilities. The increased burdens of various cost-containment measures, increasing acuity of long-term care patients and increasing complexity of government regulation pose significant challenges to long-term care providers that lack sophisticated information systems, breadth of management experience and economies-of-scale.
In addition, there is a limited supply of long-term care facilities due to the following factors: (i) state Certificate of Need ("CON") legislation, which restricts the number of facilities that can be constructed within a market; (ii) high construction costs; (iii) limitations on government reimbursement for the full cost of construction; and (iv) extensive start-up expenses. As a result of these factors, providers that have a strong reputation within the community for providing high quality service have become attractive acquisition targets for providers seeking to reach critical mass.

BUSINESS STRATEGY

  Centennial's objective is to continue to enhance its position as a quality provider of basic and specialty services in both metropolitan and secondary markets within its established regions. To achieve this objective, the Company will focus on the following strategies:

  EXPAND NATIONALLY THROUGH REGIONAL DEVELOPMENT. The Company's expansion efforts to date have been structured to integrate additional facilities and services within eleven regions. By focusing on regional development, the Company is well-positioned to manage facility operations, allocate managerial and administrative costs over a larger revenue base, capitalize on its reputation in existing markets, provide more effective training of facility personnel and closely monitor the implementation of facility specific operating plans. The Company's regional structure should allow it to build the critical mass necessary to create networks for providing specialty services on a direct basis and successfully contract with managed care and other third-party payors.

  IMPLEMENT MARKET-SPECIFIC BUSINESS AND NETWORK DEVELOPMENT PLANS. In its metropolitan markets, the Company generally focuses on providing a specific range of services and enhances market share by integrating its operations with those of recognized delivery networks and other providers. In secondary markets, the Company's goal is to play a leading role in local delivery of health care by providing a broader range of services. The Company seeks, in certain secondary markets, to provide many significant components of care within integrated health care networks and to manage the flow of patients to the most appropriate, cost-effective site of care.

  CONTINUE TO EXPAND SPECIALTY SERVICES. The Company provides a broad range of specialty services at certain of its facilities and continues to expand its program of outpatient and home health care services. In addition, the Company intends to emphasize growth and expansion of its third party physical, occupational and speech therapy services to allow the Company's facilities to serve as full-service providers of specialty services to patients in its markets.

  ENHANCE OPERATIONS THROUGH THE USE OF INFORMATION TECHNOLOGY. The Company has expended significant resources in the development of management information systems and has placed a high priority on developing systems to assess patient care, track financial and operational controls, analyze labor utilization and monitor reimbursement. In addition, the Company's information technology enables it to integrate acquired facilities or operations on a timely and cost-effective basis with minimal disruption to operations and positions the Company to efficiently operate in a managed care environment.

  PURSUE STRATEGIC ACQUISITIONS. The Company targets for acquisition facilities, operating companies and related businesses that have the capacity to be leading providers of health care services to higher-acuity patients in their respective markets and that represent opportunities for the Company to realize additional operating leverage through regional operating efficiencies. In addition to outright purchases, the Company enters into lease or management agreements with certain facilities which generally include a right of first refusal or option to purchase the facilities. In addition to facility acquisitions, the Company seeks to expand the rehabilitation therapy services, pharmacy and home health care segments of its operations through the purchase of businesses offering such specialty services.

PATIENT SERVICES

  The Company provides basic and specialty health care services as described below.

BASIC SERVICES

Basic services are those traditionally provided to elderly patients in long-term care facilities, including skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. The Company provides 24-hour skilled nursing care by registered nurses, licensed practical nurses and certified nursing aides in all of its facilities. Each facility is managed by a licensed administrator who is responsible for the day-to-day operation of the facility. Although treatment of patients is the responsibility of their own attending physicians, who are not employed by the Company, each facility engages a physician medical director who monitors the delivery of care. In addition, each facility offers a number of individualized therapeutic activities designed to enhance the quality of life of its patients. These activities include entertainment events, musical productions, trips, arts and crafts, volunteer and other programs that encourage social interaction among patients as well as community involvement.

SPECIALTY SERVICES

  Specialty services are those provided to patients with medically complex needs, who generally require more complex treatment and a higher level of skilled nursing care. These services typically generate higher revenues per patient day than basic services as a result of the higher costs associated with treating a higher-acuity patient. Set forth below are descriptions of the specialty services offered by the Company.

  REHABILITATION THERAPY. The Company provides a broad range of rehabilitation therapy services to its facilities and other third-party providers. These services include physical, occupational and speech therapy in the long-term care facility setting. As of December 31, 1997 the Company had contracted to provide rehabilitation therapy services to patients in 128 facilities, 21 of which are owned or leased by the Company.

  SUBACUTE CARE. The Company's subacute care program has distinct units within certain of its long-term care facilities that are dedicated to the care of medically complex patients who do not require the services of an acute care hospital. Subacute services provided or arranged by the Company's facilities include, but are not limited to, ventilator care, respiratory care, traumatic injury recuperation, post-cardiac rehabilitation, IV therapy, wound care, post-stroke care, hospice care, post-surgical orthopedic rehabilitation and peritoneal dialysis services.

  HOME HEALTH CARE. At December 31, 1997, Centennial operated 30 home health care offices, affording the recipients of such care an alternative to a hospital or long-term care facility setting. Such services delivered into the home setting include skilled nursing, physical, occupational and speech therapy and subacute care. In addition, personal care services are available from home health care aides who assist patients with their activities of daily living. Centennial provides home health care primarily in markets where it has long-term care facilities.

OPERATIONS

  GENERAL. The Company's facilities are organized into eleven operating regions and the Company's organizational structure and operations support staff provide its facilities with the resources needed to operate effectively in these regions. Each region has a nurse consultant with responsibility for providing guidance on patient care issues, conducting quality assurance audits, training in clinical software and assuring compliance with applicable state and federal regulations. The Company provides additional operational support through a corporate team of professionals in financial accounting, reimbursement, managed care pricing, quality assurance, human resources, regulatory compliance, marketing, health systems development and other areas.

For all of its facilities, the Company actively manages personnel costs, which represent the largest expense incurred in the operation of a long-term care facility. The Company emphasizes attracting and retaining quality personnel, including administrators and skilled nursing staff, through a number of programs which include on-going training and education classes, employee recognition programs, and competitive wages and benefits. In addition, the Company has an incentive program for administrators based on the achievement of certain Company goals related to quality of care and financial performance.

  QUALITY ASSURANCE AND REGULATORY COMPLIANCE. The Company has developed a comprehensive quality assurance program that is designed to monitor, evaluate and improve the delivery of patient care. This program is supervised by a registered nurse, who serves as the Company's director of professional services. Pursuant to its quality control system, the Company routinely collects information from patients, family members, employees and state survey agencies that is then compiled, analyzed and distributed throughout the Company in order to monitor the quality of care and services provided and the satisfaction of the residents and their families with such services.

  MARKETING. The Company's in-house marketing department works directly with its facilities in their efforts to market services in their respective communities. The emphasis of the Company's marketing department is to assist each facility in achieving a desired quality mix of revenues through increased Medicare, private and managed care census. The Company works with each facility to establish monthly, quarterly and annual census and payor mix goals and each facility is responsible for an on-going marketing plan.

  The Company focuses on securing relationships with managed care organizations and insurance carriers in the markets served by its facilities. At present, many of the Company's facilities have contractual relationships with such organizations.

MANAGEMENT INFORMATION SYSTEMS

  The Company develops, implements and maintains a comprehensive system of management and financial controls which is designed to enable the Company to closely monitor operating costs and quickly distribute financial and other operational information to appropriate levels of management. Each facility utilizes PC-based, networked computer systems for processing operating data on a "real-time" basis as well as financial and patient care data. The Company has established an internal network linking its facilities, operating subsidiaries, regional managers and nurse consultants with its corporate computer network.

  The Company utilizes commercially available as well as internally developed software in its information systems. The Company has established on-line electronic billing with Medicare as well as with several state Medicaid programs and produces interim cost reports for Medicare and certain state Medicaid programs. In addition, at each facility, the system generates computer-assisted medical records that allow for the creation of individualized care plans, physician orders and administrative and observation records.

  The Company's information systems are easily adaptable to newly acquired facilities and related companies to enable management to impact each facility's financial and operating performance within a short period of time.

ACQUISITIONS

  The Company maintains an active acquisition program in order to increase its penetration of existing regions and to capitalize on the consolidation trends in the long-term care industry. The Company evaluates potential acquisitions on the basis of existing profitability, long-term profit potential, specialty services opportunities, facility location, payor mix and patient census. Specifically, the Company targets facilities that have the capacity to be leading providers of higher-acuity services in their respective markets and that represent opportunities for the Company to realize additional operating leverage through regional economies of scale and provide more profitable specialty services. In addition, the Company enters into lease or management agreements with certain facilities that generally include a right of first refusal. In many cases these lease or management arrangements present acquisition opportunities. As evidence of its ability to acquire previously managed facilities, the Company currently leases or owns 18 facilities that it previously managed.

FACILITIES

  At December 31, 1997, Centennial operated 84 owned, leased and managed skilled nursing facilities with 8,850 beds in 19 states and the District of Columbia. Of this number, Centennial owned nine facilities with 897 beds, leased 46 facilities with 4,452 beds and managed 29 facilities with 3,501 beds. Since December 31, 1997, the Company has added six managed skilled nursing facilities with 837 beds in the state of North Carolina. At December 31, 1997, the Company's facilities had an average of 105 beds and an average occupancy rate of 90.7%.

  The following table lists the Company's owned, leased and managed facilities by location, including the number of licensed available beds and the occupancy rate as of December 31, 1997:

                                     Facilities
                Number of  ------------------------------
State             Beds     Owned   Leased Managed   Total    Occupancy% (1)
-----           ---------  -----   ------ -------   -----    --------------
Arkansas            70         -        -       1       1        91.2
DC                 448         -        1       1       2        95.8
Florida            259         1        -       3       4        96.2
Georgia            157         -        1       -       1        96.2
Idaho              166         -        2       -       2        89.0
Illinois           106         -        -       1       1(2)     76.2
Indiana          1,315         -       13       -      13        89.0
Kansas             387         -        2       2       4        78.2
Kentucky           356         1        2       -       3        92.3
Louisiana          376         1        3       -       4        90.9
Michigan         1,270         3        7       3      13        92.3
Mississippi        539         -        5       -       5        88.3
Montana             99         -        1       -       1        89.0
North Carolina   2,385         2        8      13      23        92.1
Nebraska           158         1        -       -       1        90.2
New Mexico         119         -        -       1       1        90.0
Tennessee          119         -        -       1       1        97.2
Texas              221         -        1       1       2        87.8
Washington         104         -        -       1       1        73.3
Wisconsin          196         -        -       1       1        87.3
                 ----------------------------------------------------

Totals           8,850         9       46      29      84        90.7%
                 ====================================================

(1) Occupancy is computed by dividing actual patient day census by actual patient days available in licensed available operating beds. Does not include facilities in the start-up phase during 1997, which include The Oaks at Sweeten Creek (North Carolina); Lafayette Healthcare Center (Florida); Blountstown Health & Rehabilitation Center (Florida); Crystal Oaks of Pinellas (Florida) and Mountain Ridge Wellness Center (North Carolina).
(2) Facility management contract terminated as of December 31, 1997.

  LEASED FACILITIES. At December 31, 1997, the Company leased 46 skilled nursing facilities pursuant to long-term leases with various lessors. The Company's lease arrangements are "triple net" leases, requiring the Company, at its own expense, to maintain the premises and pay taxes, utilities and insurance. In most cases, the leases are subordinate to certain security interests in the facilities granted by the lessors to third-party lenders. Centennial has a right of first refusal to purchase most of the leased facilities.

  These leases generally have initial terms of ten to 20 years with options to extend, and lease rates with annual increases tied to fixed schedules, the Consumer Price Index, or changes in the prime rate.

MANAGED FACILITIES

  At December 31, 1997, the Company operated 29 facilities under long-term management contracts with third parties. Revenues from management contracts accounted for approximately 2.6% of the Company's total revenues for the fiscal year ended December 31, 1997. Pursuant to these management contracts, the Company performs day-to-day management functions and provides certain corporate services, including group contract purchasing, employee training and development, quality assurance audits, human resource management, assistance in obtaining third-party reimbursement, financial and accounting functions, policy development, system design and development, and marketing support. The Company's information system monitors certain key data for each managed facility, such as payroll, admissions and discharges, cash collections, net patient service revenues, staff trend analysis, and measurement of operational data on a per patient day basis. These management agreements typically have initial terms ranging from five to 20 years and that can be terminated only for cause. Each such management agreement provides for monthly fees generally at six percent of gross revenues. Certain of the agreements provide for the subordination of the management fees to the payment of the owner's debt service. The Company has a right of first refusal to acquire certain of these managed facilities.

  During 1997, five third-party owned facilities for which the Company provided management services were sold. The Company terminated management agreements on two of the sold facilities and obtained new management agreements on the other three from the new owners.

  CONTRACT REHABILITATION SERVICES. At December 31, 1997, Centennial provided contract rehabilitation services under 128 contracts in facilities in 21 states. Twenty-one of the agreements are with the Company's owned or leased facilities. Most of these agreements have initial terms of five years with automatic renewal provisions for five successive additional terms of five years each, unless terminated earlier upon 90 days prior notice, and are subject to termination without cause upon 60 days prior written notice. Pursuant to these agreements, the Company provides comprehensive rehabilitation services, including physical, occupational and speech therapy. In addition, the Company provides administrative services including policy formulation, licensure compliance, training, staffing, quality control, financial report preparation and patient census preparation. Therapy services, except for physical therapy services, are billed per unit of therapy service provided at rates set forth in the therapy service agreement. Physical therapy services are billed at the Medicare published salary equivalency rate. Non-therapy services are either billed per unit of service provided or at a flat monthly rate set forth in the individual therapy service agreement.

COMPETITION

  The Company expects that it will face increasing levels of competition with respect to its operations and the services it provides. The Company competes for patients with other long-term care facilities and, to a lesser extent, with acute care hospitals, physician practice groups, home health care providers, community-based service programs, retirement communities and assisted living centers. In addition, competition may grow from new market entrants, including companies focusing primarily on specific components of the Company's various services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than the Company. Competition for subacute care patients is increasing by virtue of market entry of other health care providers, such as acute care hospitals, rehabilitation hospitals and other specialty service providers. The competitive factors that distinguish subacute providers include the degree of acuity for which care can be provided. The Company believes that its subacute care facilities are characterized by a high level of acuity in patient care provided. Other important competitive factors include the reputation of the facility in the community, the services offered, the availability of qualified nurses, local physicians, hospital support, rehabilitation therapists and other personnel, the appearance of the facility and the cost of services.

SOURCE OF REVENUES AND PAYOR MIX

  The Company derives its revenues primarily from various state Medicaid programs for indigent patients, the Medicare program for certain elderly and disabled patients, private pay sources, rehabilitation therapy services offered to third-party long-term care facilities and management fees. The Company employs reimbursement specialists and retains outside reimbursement consultants to monitor reimbursement rules, policies and related developments in order to comply with reporting requirements and to assist the Company in receiving reimbursements.

  The following table sets forth the percentage of total revenues by payor source for the Company for the periods indicated:


                                         Years Ended               Years Ended
                                         December 31,                 May 31,
                                       ---------------------    -----------------------
                                        1997    1996   1995      1995    1994     1993
                                       ------  ------ ------    ------  ------   ------
Percentage of total revenues:
   Medicare..........................   23.8%   25.4%   18.2%    15.0%    6.9%     6.8%
   Private pay, management fees
   and other (1).....................   39.6    31.8    23.7     20.5    19.4     40.5
                                       -----   -----   -----    -----   -----    -----
                                        63.4    57.2    41.9     35.5    26.3     47.3
   Medicaid..........................   36.6    42.8    58.1     64.5    73.7     52.7
                                       -----   -----   -----    -----   -----    -----
   Total.............................  100.0%  100.0%  100.0%   100.0%  100.0%   100.0%
                                       =====   =====   =====    =====   =====    =====

____________

(1) Private pay includes payments from third parties pursuant to contract rehabilitation therapy services.

  MEDICARE PRIOR TO 1998. All of the Company's facilities are certified Medicare providers. The Medicare program consists of two parts. Part A covers inpatient hospital services and certain services furnished by other institutional providers, such as skilled nursing and long-term acute care facilities. Part B covers the services of doctors, suppliers of medical items, various types of outpatient services including physical, speech and occupational therapy, pharmaceuticals and medical supplies, certain intensive rehabilitation and psychiatric services and ancillary services of the type provided by long-term care or acute care facilities. Medicare does not provide reimbursement for community-based, intermediate-care nursing facilities.

  Under the Medicare Part A program, the Company is reimbursed for its direct costs plus an allocation of indirect costs up to a facility specific limit (the "routine cost limit"). As the Company has expanded its post-acute care and other specialty services, the costs of care for these patients have exceeded and are expected to continue to exceed the reimbursement routine cost limits. Under current regulations, new long-term care facilities are, in certain limited circumstances, able to apply for a three-year exemption from routine cost limits. Unless and until such exemptions are granted, these facilities can recover excess costs only through routine cost limit exception requests. There can be no assurance that the Company will be able to recover such excess costs under any pending or future requests. Payment for Medicare Part B services depends on the nature of the services provided. Some services are reimbursed at cost, much like Part A services. Other services, particularly parenteral and enteral nutrition therapy, are reimbursed on a fee schedule.

  PRIVATE PAY, MANAGEMENT FEES AND OTHER. Private pay and other revenues include payments from individuals who pay directly for services without governmental assistance and payments from commercial insurers, HMOs, PPOs, insurance organizations, workers' compensation programs, hospice programs and other similar payment sources. The Company's rates for private pay patients are typically higher than rates for patients eligible for assistance under state Medicaid programs. These private pay rates are established on a facility-specific basis in accordance with market factors, including rates charged by other providers in the local market.

  MEDICAID. Medicaid includes the various state-administered reimbursement programs for indigent patients created by federal law. Although reimbursement rates vary from state to state, the federal government retains the right to approve or disapprove individual state plans. Providers must accept reimbursement from Medicaid as payment in full for the services rendered, because the provider may not bill the patient for more than the amount of the Medicaid payment received. Criteria for Medicaid eligibility varies from state to state, subject to guidelines from the federal government for determination whether a person qualifies as medically indigent and subject to changes in state and federal regulations.

  Many of the residents at the Company's facilities who initially enter the facilities as private pay or insurance patients are later covered by Medicaid as their financial resources are depleted to a level of financial net worth and income which makes them eligible for Medicaid.

  With the exception of two facilities, all of the facilities operated by the Company participate in state Medicaid programs. Basic long-term care services are provided to Medicaid patients, including nursing, dietary, housekeeping and laundry and restorative health care services, room and board and medications. Medicaid does not cover the cost of private rooms, private-duty nurses and other costs, or amounts in excess of the Medicaid reimbursement rates. The Balanced Budget Act of 1997 requires states to use a public notice and comment process in determining rates for hospital services, nursing facility services and services of intermediate care facilities/mentally retarded (but not for home and community care). Under this process, states will be required to publish in proposed and final form the rates, rate methodologies, and justifications for the rates of hospitals, nursing facilities, and intermediate care facilities/mentally retarded. Likewise, states must furnish interested parties with a reasonable opportunity to comment on the proposed rates, rate methodologies, and justifications. States also must take into account during the hospital rate-setting process the situation of hospitals which serve a disproportionate number of low-income patients with special needs.
Furthermore, payments must be sufficient to enlist enough providers so that services under the state's Medicaid plan are available to recipients at least to the extent that those services are available to the general population. Reimbursement rates generally are determined by the state from "cost reports" filed annually by each facility, on both a prospective and retrospective basis. There can be no assurance, however, that payments under Medicaid programs will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.

  Cost reports are subject to routine audits by government regulatory bodies on an annual or periodic basis and several of the Company's facilities are currently involved in the audit process. In the event of a determination by such a regulatory body that the amount of reimbursement exceeded allowable reimbursement levels, the Company may be required to repay any excess amount. Although the Company believes it has adequately provided for any repayment obligations, there can be no assurance that such provisions will be adequate.

  CONTRACT REHABILITATION SERVICES. In general, the Company classifies payments for rehabilitation therapy services received directly from third-party long-term care facilities as private pay. Revenues from rehabilitation therapy services provided to Company-operated facilities are included in the Medicare, Medicaid and private pay sources of revenues of the Company. The Company's charges to non-affiliates, though not directly regulated, are effectively limited by regulatory reimbursement policies imposed on the long-term care facilities that receive these services, as well as competitive market factors.

  MEDICARE AND MEDICAID. The Medicare and Medicaid programs are subject to various statutory and regulatory changes which may adversely affect the Company's business. There can be no assurance that payments for services and supplies under governmental reimbursement programs will remain comparable to present levels. In fact, as discussed later in this section certain provisions will change effective in 1998. The Company may be subject to rate reductions as a result of federal budgetary legislation.

  Various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment delays to the Company. In addition, the failure, even inadvertent, of the Company to comply with applicable reimbursement regulations could adversely affect the Company's business. Although there can be no assurance that future adjustments will not have a material adverse effect on the Company, the Company believes that it has properly applied the various payment formulas and that it is not likely that audit adjustments would have a material adverse effect on the Company. In 1990 and 1993, Congress passed legislation ("OBRA" and "OBRA 93") revising Medicare nursing standards and reimbursement and methods for nursing homes. Although the Company believes that it is in substantial compliance with the current requirements of OBRA and OBRA 93, it is unable to predict how future interpretation and enforcement of regulations promulgated under OBRA and OBRA 93 by the state and federal governments could affect the Company in the future.

  Effective July 1, 1995, the Health Care Financing Administration ("HCFA") promulgated new survey, certification and enforcement rules governing long-term care facilities participating in the Medicare and Medicaid programs, which impose significant new requirements on long-term care facilities. The breadth of the new rules creates uncertainty over the manner in which the rules will be implemented, the ability of any long-term care facility to comply with them and the effect of the new rules on the Company.

  Under the rules, unannounced standard surveys of facilities must be conducted at least once every 15 months with a statewide average of 12 months. In addition to the standard survey, survey agencies have the authority to conduct surveys as frequently as necessary to determine whether facilities comply with participation requirements, to determine whether facilities have corrected past deficiencies and to monitor care if a change occurs in the ownership or management of a facility. Furthermore, the state survey agency must review all complaint allegations and conduct a standard or an abbreviated survey to investigate such complaints if a review of the complaint shows that a deficiency in one or more of the Federal requirements may have occurred and that only a survey will determine whether a deficiency or deficiencies exist. If a facility has been found to furnish substandard care, it is subject to an extended survey. The extended survey is intended to identify the policies and procedures that caused a facility to deliver substandard care.

  HCFA's new rules substantially revise provisions regarding the enforcement of compliance requirements and remedies for long-term care facilities with deficiencies. At a minimum, the following remedies are available: termination of provider agreement; temporary management; denial of payment for new admissions; civil money penalties; closure of the facility in emergencies or transfer of patients or both; and on-site state monitoring. States may also adopt optional remedies. The new rules divide remedies into three categories. Category I remedies include directed plans of correction, state monitoring and directed in-service training. Category 2 remedies include denial of payments for new admissions, denial of payments for all individuals (imposed only by HCFA) and civil money penalties of $50 to $3,000 per day. Category 3 remedies include temporary management, immediate termination or civil money penalties of $3,050 to $10,000 per day. The rules define situations in which one or more of the penalties must be imposed.

  FEE SPLITTING AND REFERRALS. The Company is also subject to federal and state laws that govern financial and other arrangements between providers. Federal laws, as well as the laws of certain states, prohibit payments or fee splitting arrangements between providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients.

  Effective January 1, 1995, OBRA 93 prohibits any physician with a financial relationship (defined as a direct or indirect ownership or investment interest or compensation arrangement) with an entity from making a referral for "designated health services" to that entity and prohibits that entity from billing for such services. "Designated health services" do not include skilled nursing services but do include many services which long-term care facilities provide to their patients, including, but not limited to, infusion therapy and enteral and parenteral nutrition. Various exceptions to the application of this law exist, including one, which protects the payment of fair market compensation for the provision of personal services, so long as various requirements are met. Violations of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicaid and Medicare programs. Various state laws contain analogous provisions, exceptions and penalties. Violation of these state laws could lead to loss of licensure, significant fines and other penalties. The Company believes that in the past it has been, and in the future it will be, able to arrange its business relationships so as to comply with these provisions. Failure to comply with such laws could subject the Company to civil fines, possible exclusion from government reimbursement programs and, in certain cases, criminal prosecution.

  HEALTH CARE REFORM

  The Balanced Budget Act of 1997, ("the Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system for skilled nursing facility services. The Medicare prospective payment rate, which reimburses for routine service, ancillary and capital costs, will initially be a blended rate based on (i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and freestanding (skilled nursing facility) 1995 cost reports, adjusted to remove geographic, wage-related, inflationary and case mix differences between facilities. The blended rate will be further adjusted by a facility-specific case mix (acuity) index. The exact amount of these adjustments has not yet been determined by the Secretary of the Department of Health and Human Services.

  The Medicare prospective payment system begins for cost reporting periods starting on or after July 1, 1998. For the Company's facilities, the initial year of the four-year phase in period will begin January 1, 1999. In 1999, the blended rate will be based 75% on the facility-specific rate and 25% on the federal per diem rate. In 2000, the prospective rate will be based 50% on the facility-specific rate and 50% on the federal per diem rate. In 2001, the blended rate will be based 25% on the facility-specific rate and 75% on the federal per diem rate. In the year 2002, the prospective rate will be 100% of the federal per diem rate. Additionally, the Act imposes fee schedules or per beneficiary limitations on outpatient supplies and services and requires consolidated billing for all Medicare beneficiaries residing in a skilled nursing facility. The Company has already taken steps to comply with the consolidated billing requirements. The impact of per beneficiary limitations on outpatient therapy services could adversely affect the Company's skilled nursing facility revenue and its therapy revenue. Currently, the Company derives approximately 21% of its revenue from Medicare at its long-term care facilities. Additionally, the Congressional Budget Office has revised economic projections which include Medicaid cuts of $1.2 billion to Medicaid long-term care providers over the next five years. Currently, the Company derives approximately 36% of its revenues from Medicaid at its long-term care facilities.

  The Act provides that by October 1, 1999, home health care will be reimbursed under a prospective payment system. Specifics of this system have not yet been defined. For cost reporting periods beginning on or after October 1, 1997, the Act requires home health agencies to be reimbursed the lesser of:

  . actual costs;
  . per visit limits, reduced to 105% of the national median, or;
  . a new blended agency-specific per beneficiary annual limit applied to the agency's unduplicated census count of Medicare patients, and based on 98% of 1994 costs, trended forward and phased in over four years, (similar to long-term care provisions).

For the year ended December 31, 1997 Centennial derived 6% of its revenues from home health care.

  Management believes that, due to the cost structure at its facilities, the Company's overall reimbursement rates should not be lower than current rates and could possibly be higher. However, until the rates are ultimately determined under the prospective payment system, the Company will not be able to determine the exact nature or long term financial impact of the legislative changes. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Company.

  Although management believes that a prospective pay system will benefit companies, such as Centennial, that have sophisticated information systems allowing them to track and document acuity levels and costs, there can be no assurance that the Company will recognize any such benefits. The Company currently operates in many states having Medicaid programs with acuity-based reimbursements levels and incentives for efficient, quality operations. The Company has effectively operated in these programs utilizing both its patient care information systems, for the documentation of patient acuity levels for maximum reimbursement, and its management information systems, to control expenses. In many instances, the Company's revenues have increased under this form of reimbursement, although there can be no assurance that such results will be achieved under the payment systems described above. Prior to the enactment of the Act, the Company anticipated that regulation and market changes would result in a flattening of growth of its third party contract therapy business. The latest legislative changes do not alter these views.

  Effective April 1, 1998, regulations were adopted by Health Care Financing Administration, which temporarily change the basis of reimbursement for contract therapy services including physical therapy, respiratory therapy, occupational therapy and speech language pathology. During 1997, the Company derived 7% of its revenue from third-party contract therapy services. These regulations impose regionally-adjusted salary equivalency rates as reimbursement caps for occupational, speech and physical therapy. In most locations the reduced rates have the effect of reducing the amount of reimbursement for a unit of occupational or speech therapy and increasing the amount of reimbursement for a unit of physical therapy. The Company believes that such rate reductions will be completely or partially offset by cost reductions and changes in the method of delivering such services. Due to these changes in operations and cost structure and the relative size of the Company's therapy business, the Company does not expect these reimbursement changes to have a material adverse effect on the Company.

GOVERNMENT REGULATION

  The federal government and all states in which the Company operates regulate various aspects of the Company's business. In addition to the regulation of rates by governmental payor sources, the development and operation of long-term care facilities and the provision of long-term care services are subject to federal, state and local licensure and certification laws which regulate with respect to a facility, among other matters, the number of beds, the services provided, the distribution of pharmaceuticals, equipment, staffing requirements, patients' rights, operating policies and procedures, fire prevention measures, environmental matters and compliance with building and safety codes. Home health care providers are also subject to extensive government regulations. Regulators recently announced plans to impose new regulations and to increase regulatory enforcement activities. There can be no assurance that federal, state or local governmental regulations will not change or be subjected to new interpretations that impose additional restrictions which might adversely affect the Company's business.

  Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey or inspect all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government-sponsored third-party payor programs. In some cases or upon repeat violations, the reviewing agency has the authority to take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the state Medicaid or the Medicare program, offset of amounts due against future billings to the Medicare or Medicaid programs, denial of payments under Medicaid for new admissions, reduction of payments, restrictions on the ability to acquire new facilities and, in extreme circumstances, revocation of a facility's license or closure of a facility. The compliance history of a prior provider may be used by state or federal regulators in determining possible action against a successor provider.

  The Company believes that its facilities are in substantial compliance with all statutes, regulations, standards and requirements applicable to its business, including applicable Medicaid and Medicare regulatory requirements. In the ordinary course of its business, however, the Company from time to time receives notices of deficiencies for failure to comply with various regulatory requirements. In most cases, the Company and the reviewing agency will agree upon corrective measures to be taken to bring the facility into compliance. There can be no assurance that future agency inspections will not have a material adverse effect on the Company.

  CERTIFICATES OF NEED. A majority of the states in which the Company operates have adopted CON or similar laws which generally require that a state agency determine that a need exists prior to the construction of new facilities, the addition or reduction of licensed beds or services, the implementation of other changes, the incurrence of certain capital expenditures, the approval of certain acquisitions and changes in ownership or, in certain states, the closure of a facility. State CON approval is generally issued for a specific project or number of beds, specifies a maximum expenditure, is sometimes subject to an inflation adjustment, and requires implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability of the facility to provide the service, operate the facility or complete the acquisition, addition or other change and can also result in adverse reimbursement action or the imposition of sanctions or other adverse action on the facility's license.

  ENVIRONMENTAL AND OTHER. The Company is subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. Among the types of regulatory requirements faced by providers are: air and water quality control requirements, waste management requirements, specific regulatory requirements applicable to asbestos, polychlorinated biphenyls and radioactive substances, requirements for providing notice to employees and members of the public about hazardous materials and wastes and certain other requirements.

  In its role as owner and/or operator of properties or facilities, the Company may be subject to liability for investigating and remedying any hazardous substances that have come to be located on the property, including such substances that may have migrated off of, or emitted, discharged, leaked, escaped or been transported from, the property. The Company's operations may involve the handling, use, storage, transportation, disposal and/or discharge of hazardous, infectious, toxic, radioactive, flammable and other hazardous materials, wastes, pollutants or contaminants. Such activities may harm individuals, property or the environment; may interrupt operations and/or increase their costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance. The cost of any required remediation or removal of hazardous or toxic substances could be substantial and the liability of an owner or operator for any property is generally not limited under applicable laws and could exceed the property's value. Although the Company is not aware of any material liability under any environmental or occupational health and safety laws, there can be no assurance that the Company will not encounter such liabilities in the future, which could have a material adverse effect on the Company.

PERSONNEL

  As of December 31, 1997, the Company employed, directly or indirectly, approximately 10,100 persons, including approximately 8,100 full-time and 2,000 part-time employees. As of December 31, 1997, collective bargaining agreements were in effect related to 11 facilities covering approximately 804 employees and negotiations were in progress with bargaining units at seven additional facilities. The Company believes that it has a satisfactory relationship with these employees and strives to maintain this relationship by offering competitive benefit packages, training programs and opportunities for advancement.

INSURANCE

  The Company maintains property, liability, and professional liability insurance policies in amounts and with such coverage and deductibles that are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. The Company also requires that physicians practicing at its facilities carry medical professional liability insurance to cover their respective individual professional liabilities. The Company directly and indirectly maintains a self-insurance program with appropriate reinsurance for workers' compensation. This program covers employees as required by state law. In certain states, the Company participates in state approved programs. Contractors who provide services to the Company must demonstrate adequate insurance prior to commencing work. There can be no assurance that any claims agianst the Company will not be successful, or if successful will not exceed the limits of available coverage, or that such coverage will continue to be available at acceptable rates.

ITEM 2.  PROPERTIES

OFFICE LEASES

  Centennial's corporate headquarters occupy approximately 35,000 square feet of office space in a commercial building located in Atlanta, Georgia, under a lease agreement which terminates on September 30, 2001 and allows one five-year renewal option. The Company believes that such office space is adequate for its current requirements.

  Centennial also leases approximately 12,800 square feet of office space in Atlanta, Georgia, which was the previous location of its corporate headquarters. Centennial subleases the entire space to a subtenant and both the primary lease and the sublease terminate on November 30, 1999. THS leases approximately 18,000 square feet of office space in Louisville, Kentucky, which was THS's corporate headquarters prior to the THS Merger. The lease term expires January 31, 2002. The Company has entered into a sublease for 6,350 square feet of this space for the remaining term of the primary lease and is seeking a subtenant for the balance of the space.

ITEM 3.  LEGAL PROCEEDINGS

   As of December 31, 1997, the Company did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Company. The Company is, and may be, from time to time, party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

   The Company's executive officers and key employees are as follows:


OFFICERS                          Age                            Position
--------                       ----------  -----------------------------------------------------
J. Stephen Eaton                  46       Chairman of the Board, President and Chief Executive

Kent C. Fosha, Sr.                56       Executive Vice President of Operations

Alan C. Dahl                      36       Executive Vice President, Chief Financial Officer,
                                           Treasurer and Director

Randall J. Bufford                38       Executive Vice President of Business Development

Laurence W. Lepley, Jr.           53       President of Paragon Rehabilitation, Inc.

KEY EMPLOYEES
-------------

Wayne H. Mayo                     54       Eastern Division Vice President

Clay F. Crosson                   40       Western Division Vice President

John P. Cobb                      67       Senior Vice President of Reimbursement

        J. Stephen Eaton is Chairman of the Board and the founder of the Company
        ----------------
and has served as its President and Chief Executive Officer since founding the Company in 1989. From 1982 and 1988, Mr. Eaton served in various executive positions (including Vice President in 1988) at Consolidated Resources Corporation of America and its successors ("CRCA"). When the Company acquired CRCA in 1990, it served as the general partner of private and public limited partnerships that owned in excess of 31 long-term care and assisted living facilities. Mr. Eaton also serves as a director of Saint Joseph's Mercy Care Corporation, a non-profit corporation based in Atlanta, Georgia which provides mobile health services to the homeless and other underserved populations, and of Saint Joseph's Health System, a major tertiary care hospital and health system in Atlanta, Georgia.

        Kent C. Fosha, Sr. has served as Executive Vice President of Operations
        ------------------
since January 1996 and also serves as President of Centennial International Management Corporation. He joined the Company in 1990 and served as the Company's senior vice president of operations until January 1996. Mr. Fosha has over 23 years experience in all aspects of nursing home management, including the supervision of multi-state operations for National Heritage, Inc. and Beverly Enterprises. Mr. Fosha, a licensed nursing home administrator, has served as president of the Georgia Healthcare Association and has served on several long-term care related committees.

        Alan C. Dahl has served as Executive Vice President, Chief Financial
        ------------
Officer, Treasurer and Director of the Company since January 1996. From February 1991 to December 1995, he served as senior vice president. Mr. Dahl has been involved in health care finance for the past 12 years. Mr. Dahl was previously senior vice president of Southmark Public Syndications, Inc., a subsidiary of Southmark Corporation. Mr. Dahl, a certified public accountant, also worked in the tax department at Arthur Young & Company.

        Randall J. Bufford served as Executive Vice President-Business
        ------------------
Development of the Company from January 1996 until March 31, 1998, when he resigned from such position. Mr. Bufford currently serves as a consultant to the Company. From 1993 to December 1995, Mr. Bufford served as General Manager/Chief Executive Officer of Transitional Health Services. Mr. Bufford served as an officer of The Cardinal Group, Inc. from 1982 until 1993, and he organized and led a management buy-out and recapitalization through which Transitional Health Services purchased many of the assets of Cardinal. Mr. Bufford began his career as an auditor at Arthur Young & Company.

       Laurence W. Lepley, Jr., has served as President of Paragon
       -----------------------
Rehabilitation Inc., a subsidiary of the Company ("Paragon"), since its inception in 1989. Mr. Lepley has 32 years of experience in the health care industry, having previously served as vice president of development and general counsel for a corporation specializing in head injury rehabilitation. Mr. Lepley has also served as vice president, corporate attorney and lobbyist for the Tennessee Hospital Association. Mr. Lepley began his health care career as a pharmacist in both hospital and retail settings, and he maintains licenses in pharmacy and law in the state of Tennessee.

        Wayne H. Mayo has served as Eastern Division Vice President of the
        -------------
Company since January 1997. Prior to becoming the Eastern Division Vice President, Mr. Mayo served as regional vice president from 1991 to 1996, and he was responsible for the Company's Eastern region of facilities. Mr. Mayo was previously regional vice president of operations for Vantage Healthcare Corporation and also served as regional vice president of operations for Medco Centers, Inc. for seven years. Mr. Mayo is a member of the American College of Health Care Administrators.

        Clay F. Crosson has served as Western Division President of the Company
        ---------------
since February 1997. Prior to joining the Company in 1997, Mr. Crosson was vice president of operations and a member of the Board of Directors for CareMore, Inc. for five years. Previous to that, Mr. Crosson served 11 years at National HeatlhCorp, L.P. in various capacities, including regional vice president. Mr. Crosson has a masters of business administration degree and 18 years of experience in long-term care, subacute care, home health care, managed care and assisted living. Mr. Crosson is a Fellow of the American College of Health Care Administrators, and holds certifications in SubAcute Administration and Nursing Home Administration. He presently serves as National Treasurer of ACHCA and is a Board member of Georgia's Nursing Home Administrators Licensure Board.

        John P. Cobb joined the Company in 1991.  He has served as Senior Vice
        ------------
President of Reimbursement since January 1995. He served as director of reimbursement from 1991 to January 1995. Mr. Cobb has over 18 years of experience in third-party reimbursement of long-term care facilities. Prior to joining the Company, Mr. Cobb was director of reimbursement for Convalescent Services, Inc. ("CSI"), where he was responsible for the preparation of over 48 Medicaid and Medicare cost reports for facilities in six states. Mr. Cobb has also served as an auditor/investigator for the Medicaid Fraud Division of the Arkansas Attorney General's office.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

        (a) The Company's Common Stock is traded on The Nasdaq Stock Market's National Market System under the symbol "CTEN." The high and low bids for the Company's Common Stock as reported on The Nasdaq Stock Market during each quarter from July 2, 1997 are shown below:

   1997                                    High      Low
   ----                                    ----      ---

   Fourth Quarter                         25.125    18.125
   Third Quarter                          23.000    16.000

        At March 27, 1998, the last reported sale price of the Common Stock was $23.00 per share and there were approximately 74 record holders of Common Stock.

        Except for the payment of cash dividends to the holders of the Company's preferred stock series, which were converted into shares of Common Stock or redeemed upon the completion of the Offering, the Company has not declared any cash dividends on its Common Stock. The Company expects that future earnings, if any, will be retained for the growth and development of the Company's business and, accordingly, the Company does not anticipate that any dividends will be declared or paid on the Common Stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of the Company, among other factors, and are limited by the Company's Credit Agreement with CoreStates Bank, N.A. and NationsBank, N.A.
as agents for the lenders named therein.

Recent Sales of Unregistered Securities.
---------------------------------------

        The share numbers presented below do not reflect the conversion of such shares into Common Stock or redemption thereof or the .6897-for-1.0 reverse stock split that occurred on the effective date of the Offering with respect to all shares of capital stock outstanding before the Offering.

        The Company sold 50,000 shares of its Series D Preferred Stock, $1.00 par value per share, effective January 31, 1997, at a price of $100 per share, for an aggregate cash purchase price of $5,000,000. These shares were acquired by South Atlantic Venture Fund II Limited Partnership: South Atlantic Venture Fund III Limited Partnership, Welsh, Carson, Anderson & Stowe VI, L.P.; WCAS Healthcare Partners, L.P.; Horizon Investment Associates II and certain individuals affiliated with these entities.

        The Company sold, effective January 31, 1997, 50,000 shares of its Series E Preferred Stock, $1.00 par value per share, in units of one share of Series E Preferred Stock and 1.85102 shares of its Common Stock, $.01 par value per share, for a per unit price of $100 and an aggregate cash purchase price of $5,000,000. These shares were acquired by South Atlantic Venture Fund II Limited Partnership; South Atlantic Venture Fund III Limited Partnership and WCAS Capital Partners II, L.P.

        Pursuant to a private placement memorandum dated December 31, 1995 (the "PPM"), the Company issued an aggregate of 3,838,219 shares of Special Voting Common Stock, no par value per share (the "Special Voting Common Stock"), and 144,086 shares of Series C Preferred Stock, $1.00 par value per share (the "Series C Preferred Stock"), to the stockholders of THS in connection with the THS merger with and into a wholly-owned subsidiary of the Company, with THS surviving. At the effective time of the THS Merger, each outstanding share of THS's common stock was converted into the right to receive .235521068 shares of Special Voting Common Stock. The Special Voting Common Stock included 93,289 shares later issued pursuant to incentive stock options to certain former THS option holders.

        In addition, pursuant to the PPM, the Company issued 232,164 shares of its Common Stock and 426,327 shares of Special Voting Common Stock pursuant to a stock dividend declared effective January 5, 1996 as a condition to the THS Merger. These shares were placed into an escrow account to be held as indemnification for the settlement of post-closing purchase price adjustments resulting from, imposed upon or incurred by either the Company or THS.
The Company's shareholders before the THS Merger (the "Centennial Holders") placed 232,164 shares of Common Stock and the shareholders of THS before the THS Merger ("THS Holders") placed 426,327 shares of Special Voting Common Stock into the escrow. On January 31, 1997, Mr. Eaton as representative of the Centennial Holders (the "Centennial Agent") and Mr. Paul as representative of the THS Holders (the "THS Agent") entered into a settlement agreement (the "Settlement Agreement") whereby the parties agreed to settle any and all claims for indemnification by having the THS Holders transfer shares of Special Voting Common Stock or cash in lieu thereof at a value of such purpose of $8.40 per share. The Centennial Holders received cash or shares of Special Voting Common Stock as designated in the Settlement Agreement. The THS Holders transferred 85,816 shares of Special Voting Common Stock to the Centennial Holders and $1.83 million cash in lieu thereof to the Centennial Holders.

        On July 28, 1994, South Atlantic Venture Fund II Limited Partnership and South Atlantic Venture Fund III Limited Partnership acquired 328,892 shares of the Company's Series B Preferred Stock, $8.7377 par value per share, for an aggregate purchase price of $2,873,760.

        From December 31, 1995 through May 1, 1996, the Company sold a total of 419,442 shares of Common Stock to directors, key officers and consultants of the Company. These sales were made pursuant to the exercise of options granted by the Company under its Stock Option Plans to such directors, key officers and consultants. The option exercise prices ranged from $.2944 to $5.40 per share. The aggregate consideration received by the Company for these shares of Common Stock was $531,778.76.

        Each of these transactions was completed without registration of the relevant security under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions provided by Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering, the purchasers were sophisticated with access to the kind of information registration would provide and that such purchasers acquired the securities without a view toward the distribution thereof.

        The Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were automatically converted into shares of Common Stock and the Series E Preferred Stock was redeemed upon the completion of the Offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data has been derived from the Company's Consolidated Financial Statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The selected consolidated financial data set forth below for the Company as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, is derived from the audited financial statements included elsewhere herein, with the exception of the proforma information which is unaudited. The selected consolidated financial data set forth below for the seven months ended December 31, 1995 and for the years ended May 31, 1995, 1994 and 1993 has been derived from financial statements not included elsewhere herein.

                                                                                      Seven Months
                                                           For the year ended             Ended          For the year ended
                                                                December 31,           December 31,            May 31,
                                                    --------------------------------   ------------   ---------------------------
                                                      1997        1996       1995(1)       1995         1995     1994      1993
                                                    --------    --------    --------   ------------   -------  --------  --------
                                                                           (in thousands, except per share data)
  Statement of Operations Data:
   Net patient service revenues..................   $296,321    $227,387    $ 71,862    $ 42,103      $61,856  $ 38,115  $  6,863
   Management fee and other revenues.............      7,952       5,661       3,364       2,108        3,362     3,384     4,435
                                                    --------    --------    --------    --------      -------  --------  --------
      Total revenues.............................    304,273     233,048      75,226      44,211       65,218    41,499    11,298
   Facility operating expenses...................    234,596     183,324      58,565      35,262       48,872    29,510     5,331
   Lease expense.................................     21,403      18,777       7,702       4,651        6,901     4,823       927
   Corporate administrative costs................     16,055      11,400       5,027       3,526        3,396     2,927     3,004
   Depreciation and amortization.................      6,760       5,012         738         429          290        82        48
                                                    --------    --------    --------    --------      -------  --------  --------
      Operating income before net interest
        expense and equity in income (loss) of
        unconsolidated partnerships..............     25,459      14,535       3,194         343        5,759     4,157     1,988
   Interest income (expense), net................     (8,022)     (9,373)       (176)       (116)          57       131        32
   Equity in income (loss) of
      unconsolidated partnerships.................        -         (108)        448          25          (28)    1,733    (2,766)
                                                    --------    --------    --------    --------      -------  --------  --------
      Income (loss) before income taxes and
        minority interest and extraordinary item..    17,437       5,054       3,466         252        5,788     6,021      (746)
   Provision (benefit) for income taxes..........      6,800       2,092       1,389         328        2,106     2,230      (160)
                                                    --------    --------    --------    --------      -------  --------  --------
   Income (loss) before minority
      interest and extraordinary item............     10,637       2,962       2,077         (76)       3,682     3,791      (586)
   Minority interest in net income of
      subsidiary, net of income taxes............       (252)       (183)       (201)        (82)        (207)       -         -
                                                    --------    --------    --------    --------      -------  --------  --------
   Net income (loss) before extraordinary item....    10,385       2,779       1,876        (158)       3,475     3,791      (586)
   Extraordinary item - forgiveness of
      debt, net of income taxes..................         -           -           -           -           250     1,598        -
   Extraordinary item - loss on extinguishment
      of debt, net of income taxes...............       (537)         -           -           -            -         -         -
                                                    --------    --------    --------    --------      -------  --------  --------
   Net income (loss).............................   $  9,848    $  2,779    $  1,876    $   (158)     $ 3,725  $  5,389  $   (586)
                                                    ========    ========    ========    ========      =======  ========  ========
  Per common share information:
  Diluted:
   Income (loss) before extraordinary item.......   $   0.54    $   0.12    $   0.72    $  (0.06)     $  1.35  $   1.60  $  (0.26)
   Extraordinary item - forgiveness of
      debt, net of taxes.........................          -           -           -           -         0.10      0.68         -
   Extraordinary item - loss on extinguishment
      of debt, net of income taxes...............      (0.06)          -           -           -            -         -         -
                                                    --------    --------    --------    --------      -------  --------  --------
   Net income (loss) (2).........................   $   0.48    $   0.12    $   0.72    $  (0.06)     $  1.45  $   2.28  $  (0.26)
                                                    ========    ========    ========    ========      =======  ========  ========
   Weighted average number of common and common
      stock equivalents outstanding..............      8,462       4,782       2,601       2,601        2,576     2,363     2,267
                                                    ========    ========    ========    ========      =======  ========  ========
  Proforma (unaudited) (4):
   Net income....................................   $   1.03    $   0.53       N/A         N/A          N/A       N/A       N/A
                                                    ========    ========
   Weighted average number of common and
    common stock-equivalents outstanding.........     11,993      11,420       N/A         N/A          N/A       N/A       N/A
                                                    ========    ========

                                                       As of December 31,                          As of May 31,
                                               ------------------------------------      ----------------------------------
                                                 1997          1996          1995         1995          1994         1993
                                               --------       -------       -------      -------       -------      -------
                                                                              (in thousands)
  Balance Sheet Data:
   Working capital............................ $ 45,560      $  8,702      $  3,984      $ 4,805       $ 5,540      $ 4,208
   Total assets...............................  243,649       193,448       155,018       25,499        14,172        4,392
   Long-term debt and subordinated debt,
      less current maturities.................   78,913       107,795        83,559        4,558           676          264
   Preferred stock (3)........................       -         21,305        19,455        9,187         4,300        1,650
   Net shareholders' equity (deficit).........  113,104        11,952        10,869        2,082         1,527       (1,051)
   ----------------------------------------

   (1) During 1995, the Company changed its fiscal year from May 31 to December 31 resulting in a seven month transition period ending December 31, 1995.
   (2) Net income (loss) per common share for the fiscal years ended December 31, 1997 and 1996 excludes dividends and accretion on preferred stock of $5.9 million and $2.2 million, respectively.
   (3) Carried at estimated redemption value with accretion of dividends charged against shareholders' equity.
   (4) Proforma assumes the Offering occurred as of the beginning of each period presented, and reflects the estimated reduction in interest expense, net of the related tax effect, and the reduction in preferred dividends and accretion. Proforma also excludes the extraordinary loss on early extinguishment of debt recorded in the third quarter of 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the accompanying Consolidated Statements of Operations for the year ended December 31, 1997.

GENERAL

   At December 31, 1997, the Company operated 84 long-term care facilities (8,850 beds), two hospitals (65 beds), 30 home health offices and a contract therapy business providing physical, speech and occupational rehabilitation services under approximately 128 contracts. During 1997 the Company grew both through same store growth and through acquisitions.

   During the year the Company added 9 new facility management contracts, acquired a provider of home health services in North Carolina where the Company operated 23 facilities, acquired the assets of a therapy service provider and began operating, through lease arrangements, two rural acute care hospitals. During 1996, the Company grew through the acquisition of two facilities previously managed by the Company and the acquisition of THS, which closed effective December 31, 1995.

   In August 1997, the Company acquired substantially all of the business and assets of Complex Care, Inc. ("CCI"), a provider of physical, occupational and speech therapy services through approximately 45 contracts with long-term care facilities in Connecticut and Rhode Island. Total revenues associated with CCI approximated $6.1 million during 1997. In May 1997, the Company acquired Total Care Consolidated, Inc. ("TCC"), a provider of home health services, with 25 home health offices located primarily in North Carolina. Total revenues associated with TCC approximated $18.6 million during 1997. During March and June 1997, the Company began operating two rural hospitals providing acute care services with a total of 65 beds. The hospitals are located in north Florida and are operated under operating leases. In October 1996, the Company acquired two previously managed long- term care facilities located in Michigan with a total of 185 beds. Effective December 1995, the Company acquired all of the capital stock of Transitional Health Services, Inc. ("THS") which operated 36 long-term care facilities (3,776 beds) and provided therapy rehabilitation services through its subsidiary Paragon Rehabilitation, Inc. under 35 contracts.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $227.4 million in 1996 to $296.3 million in 1997, an increase of $68.9 million or 30.3%, of which approximately $20.7 million was attributable to the addition of the operations of three long-term care facilities and two rural hospitals. TCC and the CCI contracts added revenues of approximately $18.6 million and $6.1 million, respectively during the year ended December 31, 1997. The remaining increase of $23.5 million was attributable to growth in existing facility revenues and therapy services contract revenues. The increase in existing facility revenues during 1997 of $14.9 million resulted primarily from a shift in payor mix from Medicaid to Medicare resources and commercial payors, increases in Medicaid rates over those experienced in 1996, and favorable settlements of prior year open cost reports. During 1997, occupancy levels at the Company's long-term care facilities remained consistent with 1996 at approximately 92%. The increase in revenues at the Company's subsidiary providing therapy services of $8.6 million, exclusive of the CCI contracts, resulted from the net addition of 19 rehabilitation therapy services contracts during 1997 as well as an overall increase in therapy revenue related to existing contracts.

MANAGEMENT FEES AND OTHER REVENUES. Management fees and other revenues increased from $5.7 million in 1996 to $8.0 million in 1997, an increase of $2.3 million, or 40.5%, which was primarily attributable to the Company's addition of facility management agreements during 1997.

FACILITY OPERATING EXPENSES. Facility operating expenses increased from $183.3 million in 1996 to $234.6 million in 1997, an increase of $51.3 million or 28.0%, of which approximately $16.4 million was attributable to the addition of the operations of three long-term care facilities and two hospitals. TCC and the CCI therapy contracts added approximately $17.0 million and $5.2 million, respectively, to operating expenses during 1997. The Company's expenses from existing contract therapy services increased $9.3 million over the prior year period related primarily to growth in therapy contracts during 1997. The remaining $3.4 million was attributable primarily to an increase in costs at existing long-term care facilities and to providing care for higher acuity patients during the current year period.

LEASE EXPENSE. Lease expense increased from $18.8 million in 1996 to $21.4 million in 1997, an increase of $2.6 million, or 14.0%, of which approximately $1.2 million was attributable to the addition of one leased long-term care facility and two leased hospitals. The remaining $1.4 million increase was due primarily to an expansion of the Company's corporate office lease, and rent escalations in certain facility leases, which are tied to increases in operating revenue and income.

CORPORATE ADMINISTRATIVE COSTS. Corporate administrative costs increased from $11.4 million in 1996 to $16.1 million in 1997, an increase of $4.7 million, or 40.8%, which was primarily attributable to additional overhead to accommodate the expansion in therapy services contracts, including the acquisition of the 45 CCI contracts, the addition of long-term care facility management agreements and the Company's new home health and hospital operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $5.0 million in 1996 to $6.8 million in 1997, an increase of $1.7 million, or 34.9%, which was primarily attributable to facility acquisitions during the fourth quarter of 1996.

INTEREST EXPENSE. Interest expense decreased from $10.1 million in 1996 to $8.7 million in 1997, a decrease of approximately $1.4 million or 14.0%, which was attributable to the reduction of debt by approximately $60.4 million as a result of the Offering, net of the additional expense incurred as a result of borrowings for the acquisition of two long-term care facilities.

PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased from 41.4% in 1996 to 39.0% in 1997, a decrease in the rate of 2.4%. This decrease was attributable primarily to an expected decline in the Company's average state tax rate and a proportional decrease in non-deductible expenses for federal tax purposes.

YEARS ENDED DECEMBER 31, 1996 AND 1995

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $71.9 million in 1995 to $227.4 million in 1996, an increase of $155.5 million or 216.3%, of which $148.3 million was attributable to the THS Merger, $4.0 million was attributable to other facility acquisitions, and $3.2 million was attributable to growth in existing facility revenues that resulted primarily from a shift in payor mix from Medicaid to Medicare and general rate increases. Occupancy levels at the Company's facilities decreased from 95.0% at December 31, 1995 to 92.7% at December 31, 1996 primarily as a result of the THS Merger. Occupancy rates, excluding THS's facilities, were 95.0% at December 31, 1995 versus 94.0% at December 31, 1996.

MANAGEMENT FEES AND OTHER REVENUES. Management fees and other revenues increased from $3.4 million in 1995 to $5.7 million in 1996, an increase of $2.3 million or 67.6%, of which approximately $500,000 was attributable to the addition of two facility management agreements in 1996, one of which was acquired in the THS Merger, and the addition of a management agreement for a rural hospital, and $1.4 million was attributable to the recognition of management fees for a portion of 1996 for seven facilities, as compared to only two months of recognized management fees in 1995 for those facilities. The remaining $400,000 increase resulted from increased revenues over the prior year in the Company's existing managed facilities.

FACILITIES OPERATING EXPENSES. Facility operating expenses increased from $58.6 million in 1995 to $183.3 million in 1996, an increase of $124.7 million or 212.8%, of which approximately $121.9 million was attributable to the facilities added through the THS Merger, $3.1 million was attributable to other facility acquisitions and $600,000 was attributable to an increase in expenses at existing facilities. The increase in operating expenses was offset in part by a $900,000 decrease in expenses attributable to certain unusual charges related to reserves for patient accounts receivable and accrued expenses related to employee benefits included in 1995.

CORPORATE ADMINISTRATIVE COSTS. Corporate administrative costs increased from $5.0 million in 1995 to $11.4 million in 1996, an increase of $6.4 million or 128.0%, of which approximately $3.5 million resulted from overhead related to the Company's acquired rehabilitation contract therapy business and $3.9 million was primarily attributable to the integration of THS and the addition of corporate personnel. The increase in these costs was offset in part by a $1.0 million decrease attributable to certain unusual charges related to the write-off of advances to a facility no longer managed by the Company and certain transactional costs related to proposed financing activities during 1995.

LEASE EXPENSE. Lease expense increased from $7.7 million in 1995 to $18.8 million in 1996, an increase of $11.1 million or 144.2%, of which approximately $10.3 million was attributable to the THS Merger, and a portion of the remaining increase was attributable to the Company's relocation and expansion to its new corporate offices and the net sublease cost of its previous space.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $738,000 in 1995 to $5.0 million in 1996, an increase of $4.3 million, of which approximately $3.9 million was attributable to an increase in depreciation and goodwill associated with the THS Merger. The remaining amount was attributable to other acquisitions.

INTEREST EXPENSE. Interest expense increased from $590,000 in 1995 to $10.1 million in 1996, an increase of $9.5 million, of which approximately $8.4 million was attributable to the THS Merger (whereby the Company assumed approximately $73.8 million in debt), and the remainder was attributable to additional borrowings.

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased from 40.1% in 1995 to 41.4% in 1996, an increase in the rate of 1.3%. This increase was primarily attributable to the THS Merger and permanent differences relating to the amortization of goodwill. These permanent differences will not change in future periods but will vary as a percentage of pre-tax income or loss.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of cash have been proceeds from the sales of its stock and borrowings under its Second Amended and Restated Credit Facility with CoreStates Bank, N.A. and NationsBank, N.A., as agents and lender and the other lenders named therein (the "Senior Credit Facility"). Cash has been used by the Company for acquisitions, capital improvements at several existing facilities and the day-to-day operations of the Company's business. The Company anticipates using borrowings under the Senior Credit Facility to fund the growth in operations of its existing facilities, the expansion and development of specialty services, and the acquisition or management of additional long-term care facilities and related service providers. As detailed below, the Company used proceeds from the Offering to reduce debt and redeem its Series E Redeemable Preferred Stock.

  Working capital increased from $8.7 million at December 31, 1996 to $45.6 million at December 31, 1997, primarily due to increases in patient accounts receivable. Patient accounts receivable increased from $39.9 million at December 31, 1996 to $72.2 million at December 31, 1997, an increase of $32.3 million, of which $19.7 million was attributable to the Company's long-term care facilities. Approximately $8.8 million of this increase relates to the addition of the operations of three long-term care facilities and two rural hospitals during 1997. The remaining increase in existing long-term care facility receivables of $10.9 million was due primarily to a shift in payor mix toward Medicare resources associated with the Company's continued expansion in specialty services. Costs incurred under the Medicare program are reimbursed on a retroactive basis, which extends the collection time of these receivables. Increases in accounts receivable associated with the Company's contract therapy business totaled approximately $9.7 million and resulted from the net addition of 64 rehabilitation therapy contracts (including the 45 contracts purchased from CCI) as well as growth in existing contracts. The remaining $2.9 million increase in accounts receivable relates primarily to receivables associated with TCC.

  The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $7.6 million or approximately $1,300 per bed. These expenditures included the expansion of existing facilities, the selected rehabilitation of certain facilities and ordinary repairs and maintenance. In May, the Company acquired TCC for $8.0 million, consisting of $6.0 million in cash, which was funded under the Senior Credit Facility, and $2.0 million in the form of a convertible promissory note. In August, the Company acquired the CCI contracts for total consideration of $7.0 million, utilizing borrowings under its Senior Credit Facility. Additional consideration of up to $500,000 may be paid by the Company under an earn-out agreement. In December 1997, Centennial acquired a previously managed long-term care facility located in Florida (the "Florida Facility") for approximately $3.3 million, utilizing borrowings of $1.1 million under its Senior Credit Facility.

  The Company financed its activities during 1997 with $10.0 million in proceeds from the issuance of two series of preferred stock, $8.0 million in borrowings for the TCC acquisition, including $6.0 million in borrowings under the Senior Credit Facility, and $7.0 million and $1.1 million in borrowings for the acquisition of the CCI therapy contracts and the acquisition of a previously managed long-term care facility, respectively, from its Senior Credit Facility. In addition, Centennial borrowed $14.5 million in working capital loans under the Senior Credit Facility which were utilized primarily to finance capital expenditures at existing facilities and to provide working capital. During the third quarter, the Company completed its initial public offering (the "Offering") through the issuance of 4.6 million shares of Common Stock (including exercise of the underwriters overallotment option). The Company received proceeds of approximately $66.8 million, net of underwriting discounts and commissions and Offering expenses. These proceeds were used to repay two subordinated promissory notes aggregating $25.3 million, to redeem the Series E Redeemable Preferred Stock for $5.0 million, to repurchase approximately 84,000 shares of Common Stock, which were received by the former holders of the Company's Series C Preferred Stock, for approximately $1.3 million, and to repay approximately $35.1 million outstanding under the Company's Senior Credit Facility. Amounts repaid under the Senior Credit Facility are available for re-borrowing.

  On December 16, 1997, the Company expanded its Senior Credit Facility through an amendment to its existing Amended and Restated Credit Agreement. Through the amendment, the Company's maximum aggregated advance limit was increased from $65.0 million to $125.0 million. Company advances under the Senior Credit Facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. At December 31, 1997, the Company had $41.3 million outstanding under its Senior Credit Facility. The Company's borrowing capacity under the Senior Credit Facility is dependent upon its ability to satisfy certain financial covenants that are impacted by its debt and capital structure. At December 31, 1997, the Company was in compliance with all of its debt covenants.

  The Company believes that operating cash flow and availability under the Senior Credit Facility will be sufficient to finance its activities and to fund future acquisitions.

HEALTH CARE REFORM

  The Balanced Budget Act of 1997, (the "Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system for skilled nursing facility services. While the methodology for the prospective payment rates have been generally established, actual rates have not been released.

  Management believes that, due to the cost structure at its facilities in 1995 and its costs as compared to other facilities in its markets, the Company's overall reimbursement rates should not be lower than current rates and could possibly be higher. However, until the rates are ultimately determined under the prospective payment system, the Company will not be able to determine the exact nature or long term financial impact of the legislative changes. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Company.


Effective April 1, 1998, regulations were adopted by Health Care Financing Administration, which temporarily change the basis of reimbursement for contract therapy services including physical therapy, respiratory therapy, occupational therapy and speech language pathology. During 1997, the Company derived 7% of its revenue from third-party contract therapy services. These regulations impose regionally-adjusted salary equivalency rates as reimbursement caps for occupational, speech and physical therapy. In most locations the reduced rates have the effect of reducing the amount of reimbursement for a unit of occupational or speech therapy and increasing the amount of reimbursement for a unit of physical therapy. The Company believes that such rate reductions will be completely or partially offset by cost reductions and changes in the method of delivering such services. Due to these changes in operations and cost structure and the relative size of the Company's therapy business, the Company does not expect these reimbursement changes to have a material adverse effect on the Company.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In the fourth quarter of 1997, Centennial adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS No. 128). Prior year amounts have been restated in accordance with SFAS No. 128. Basic earnings per share is computed by dividing income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that could occur if options were exercised or convertible securities were converted into common stock. The assumption of the conversion of Series A and B Preferred Stock was anti-dilutive during 1996. The accretion and dividends accrued on Series A and B Preferred Stock and the accretion and dividends on Series C Preferred Stock was deducted from net income in the computation of net income applicable to common stock in 1997 and 1996. See Note 20 to the Consolidated Financial Statements for a computation of basic earnings per share and diluted earnings per share.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements are effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect, if any, of these statements on its consolidated financial statements.

IMPACT OF THE YEAR 2000 ISSUE

   The "Year 2000 Issue" resulted from the use of two digits rather than four digits to define the applicable year in certain computer programs. With the coming millennium, any of the Company's computer programs that have two digit data-sensitive software may interpret a date of "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

   Management is in the process of evaluating the effect of the Year 2000 Issue on the Company. Based on preliminary findings, the total cost of addressing the Year 2000 Issue is not expected to have a material effect on the Company's business, financial condition or results of operations. However, management is in the process of completing its assessment of the potential impact of the Year 2000 Issue on the Company and the potential exposure of the Company to related problems of its customers and supplies. There can be no assurance that such exposures on the costs of remediating any problems associated therewith will not materially affect the Company's future business, financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements, together with the report thereon of Coopers & Lybrand L.L.P., dated March 27, 1998, begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading "Information Concerning Directors" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 21, 1998 (the "1998 Proxy Statement") is incorporated herein by reference. See Item 4A of Part I hereof for information regarding the Company's executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the heading "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the headings "Information Concerning Directors" and "Principal Stockholders" in the 1998 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference.


                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

        Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

   (2)  Financial Statement Schedules

        Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

   (3)  Exhibits


Exhibit                                    Description
-------     ---------------------------------------------------------------------------------
  3.1  --   Third Amended and Restated Articles of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1 of the Company's Registration
            Statement on Form S-1, Registration No. 333-24267, as amended).
  3.2  --   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit
            3.2 of the Company's Registration Statement on Form S-1 Registration No.
            333-24267, as amended).
  4.1  --   Third Amended and Restated Articles of Incorporation of the Company, including, without limitation Article III and Articel VII (incorporated by reference to
            Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration
            No. 333-24267, as amended).
 10.1  --   WelCare International, Inc. 1994 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1,
            Registration No. 333-24267, as amended)
 10.2  --   WelCare International, Inc. 1996 Executive Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration
            No. 333-24267, as amended)
 10.3  --   WelCare International, Inc. 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1,
            Registration No. 333-24267, as amended)
 10.4  --   Centennial HealthCare Corporation 1997 Stock Plan (incorporated by reference to
            Exhibit 10.4 of the Company's Registration Statement on Form S-1, Registration No.
            333-24267, as amended)
 10.5  --   Second Amended and Restated Credit Agreement dated December 16, 1997 by and among Centennial HealthCare Corporation and the Borrowers named therein, the
            Lenders named therein, and Core States Bank, N.A. and NationsBank, N.A., as
            lenders and agents for the Lenders
 10.6  --   Amended and Restated Employment Agreement between WelCare International, Inc.
            and J. Stephen Eaton dated December 31, 1995 (incorporated by reference to
            Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No.
            333-24267, as amended)
 10.7  --   Amended and Restated Employment Agreement between Paragon Rehabilitation, Inc. and Laurence
            W. Lepley, Jr. dated as of January 1, 1998.
 10.8  --   Registration Rights Agreement dated December 31, 1995 by and between the Company and the Shareholders as defined therein, as amended  (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Registration
            No. 333-24267, as amended)
 10.9  --   Lease between Grant Park Nursing Home L.P. and WelCare Acquisition Corp. n/k/a
            Centennial Acquisition Corporation ("CAC") commencing on January 1, 1993
            (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement
            on Form S-1, Registration No. 333-24267, as amended)
10.10  --   Amended and Restated Lease Agreement by and between Ashton Woods Limited
            Partnership and WelCare/Ashton Properties, Inc. n/k/a Centennial /Ashton
            Properties Corporation ("CAPC"), dated December 20, 1994 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1,
            Registration No. 333-24267, as amended)
10.11  --   Amended and Restated Lease Agreement by and between EBT Healthcare Properties,
            L.P. and CHPC dated July 6, 1994 (incorporated by reference to Exhibit 10.12 of the
            Company's Registration Statement on Form S-1, Registration No. 333-24267, as
            amended)
10.12  --   Operating Lease by and between Health Care Property Investors, Inc. and Cardinal of Indiana, Inc., as amended by that certain Amendment to Operating Lease dated
            November 1, 1993, as amended by that certain Second Amendment to Operating Lease dated April 1, 1994, as amended by that certain Third Amendment to Operating
            Lease dated March 31, 1995, as amended by that certain Fourth Amendment to
            Operating Lease dated January 1, 1996, as assigned. (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, Registration
            No. 333-24267, as amended)
10.13  --   Lease Agreement by and between Healthcare Realty Trust Incorporated and Cardinal
            Development Co., Inc. ("Cardinal"), as amended by that certain Amendment Number
            One to Lease Agreement dated November 1, 1993, as assigned to THP pursuant to that certain Lease Agreement, Consent and Release dated March 1, 1994
            (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement
            on Form S-1, Registration No. 333-24267, as amended)

10.14  --   Lease Agreement by and between House Investments - Nursing Homes Partners I and
            THP dated November 1, 1993  (incorporated by reference to Exhibit 10.18 of the
            Company's Registration Statement on Form S-1, Registration No. 333-24267, as
            amended)
10.15  --   Operating Lease by and between HCPI Charlotte, Inc. and THP dated June 19, 1995
            (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement
            on Form S-1, Registration No. 333-24267, as amended)
10.16  --   Amended and Restated Management Agreement by and between Montclair Medical
            Investors, Ltd., and CHMC dated January 1, 1995  (incorporated by reference to
            Exhibit 10.28 of the Company's Registration Statement on Form S-1, Registration No.
            333-24267, as amended)
 11.1  --   Statement Regarding Computation of Per Share Earnings
 21.1  --   List of Subsidiaries
 23.1  --   Consent of Coopers & Lybrand, L.L.P.
 27.1  --   Financial Data Schedule
 27.2  --   Restated Financial Data Schedule (Annual)
 27.3  --   Restated Financial Data Schedule (Quarterly)
 99.1  --   Cautionary Statements Regarding Forward-Looking Statements



   (b)  Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Company has duly caused this Form 10-K to be signed on behalf of the undersigned, thereunto duly authorized, on March 30, 1998.

                              CENTENNIAL HEALTHCARE CORPORATION


                                 /s/ J. Stephen Eaton
                              By:____________________________________________
                                 J. Stephen Eaton
                                 Chairman, President and Chief Executive Officer



        Pursuant to the Requirements of the 1934 Act, this Form 10-K has been signed below by the following persons in the capacities indicated on March 30, 1998.

   Signatures


/s/ J. Stephen Eaton             Chairman, President and Chief Executive Officer
-----------------------------
J. Stephen Eaton

/s/ Alan C. Dahl                 Senior Vice President, Chief Financial
-----------------------------    Officer and Director
Alan C. Dahl


/s/ Andrew M. Paul               Director
-----------------------------
Andrew M. Paul


/s/ James B. Hoover              Director
-----------------------------
James B. Hoover


/s/ Robert A. Ortenzio           Director
-----------------------------
Robert A. Ortenzio


/s/ Bertil D. Nordin             Director
-----------------------------
Bertil D. Nordin

                              INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                                                                                            Page
                                                                                                          ----------
Report of Independent Accountants.......................................................................
Consolidated Balance Sheets at December 31,1997 and 1996 ...............................................
Consolidated Statements of Operations for the years ended December 31, 1997,
  1996 and 1995.........................................................................................
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995................................................................
Consolidated Statements of Cash Flows for the years ended December 31, 1997,
   1996 and 1995........................................................................................
Notes to Consolidated Financial Statements..............................................................
Quarterly Consolidated Financial Information (Unaudited)................................................
Financial Statement Schedules (a):
  Schedule II - Valuation and Qualifying Accounts for the years ended
  December 31, 1997, 1996 and 1995......................................................................
----------
(a)  All other schedules have been omitted because the required information is not present or not present in material amounts.


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Centennial HealthCare Corporation

     We have audited the accompanying consolidated balance sheets of Centennial HealthCare Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centennial HealthCare Corporation and subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ Coopers & Lybrand L.L.P.
Atlanta, Georgia
March 27,  1998

                    CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                   December 31,
                                                                                               ---------------------
                                                                                                 1997         1996
                                                                                               --------     --------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................................................   $  4,011     $  6,030
  Patient accounts receivable and third-party payor settlements, net
   of allowance for doubtful accounts of approximately $3,000 and $2,500....................     72,222       39,854
  Other receivables.........................................................................     14,612        5,986
  Deferred income taxes.....................................................................      2,511        3,883
  Prepaid expenses and other current assets.................................................      1,259        2,665
                                                                                               --------     --------
      Total current assets..................................................................     94,615       58,418

  Property and equipment, net...............................................................     74,379       67,409
  Notes and advances receivable, net........................................................     11,301       11,152
  Refundable deposits, including amounts due from affiliates of $2,875......................      4,399        4,335
  Intangible assets, less accumulated amortization of $2,642 and $1,110.....................     51,331       36,297
  Other assets..............................................................................      7,624       15,837
                                                                                               --------     --------
      Total assets..........................................................................   $243,649     $193,448
                                                                                                =======     ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................................................   $  1,576     $  1,711
  Accounts payable and accrued expenses.....................................................     25,253       27,120
  Accrued payroll...........................................................................     11,773        8,269
  Accrued lease payable.....................................................................      3,759        2,716
  Estimated merger closure costs............................................................      3,391        3,391
  Other liabilities.........................................................................      3,303        6,509
                                                                                               --------     --------
      Total current liabilities.............................................................     49,055       49,716
Long-term debt, less current maturities.....................................................     78,913       83,438
Subordinated debt, less current maturities..................................................          -       24,357
Other long-term liabilities.................................................................      2,577        2,680
                                                                                               --------     --------
                                                                                                130,545      160,191
Commitments and contingencies
Redeemable preferred stock..................................................................          -       21,305
Shareholders' equity:
  Common stock with par value of $.01; 50,000,000 shares
   authorized; 11,862,320 and  2,044,306 shares issued;
   11,862,320 and 1,804,446 shares outstanding..............................................        119           20
  Special voting common stock with no par value; 5,000,000 shares
   authorized; -0- and  2,941,325 shares issued and outstanding.............................          -            -
  Paid-in capital...........................................................................    101,299        5,707
  Retained earnings.........................................................................     12,214        8,240
  Treasury stock, at cost;  -0- and 239,860 shares of common stock..........................          -       (1,487)
                                                                                               --------     --------
                                                                                                113,632       12,480
Note receivable from shareholder............................................................       (528)        (528)
                                                                                               --------     --------
      Net shareholders' equity..............................................................    113,104       11,952
                                                                                               --------     --------
      Total liabilities and shareholders' equity............................................   $243,649     $193,448
                                                                                               ========     ========

See accompanying notes to consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              For the year ended
                                                                                                  December 31,
                                                                                       ---------------------------------
                                                                                         1997         1996         1995
                                                                                       --------     --------     -------
Revenues:
  Net patient service revenues........................................................ $296,321     $227,387     $71,862
  Management fees and other revenues..................................................    7,952        5,661       3,364
                                                                                       --------     --------     -------
    Total revenues....................................................................  304,273      233,048      75,226
                                                                                       --------     --------     -------
Expenses:
  Facility operating expenses:
      Salaries, wages and benefits....................................................  154,841      107,038      31,651
      Other operating expenses........................................................   79,755       76,286      26,914
  Lease expense.......................................................................   21,403       18,777       7,702
  Corporate administrative costs......................................................   16,055       11,400       5,027
  Depreciation and amortization.......................................................    6,760        5,012         738
                                                                                       --------     --------     -------
     Total operating expenses.........................................................  278,814      218,513      72,032
                                                                                       --------     --------     -------
                                                                                         25,459       14,535       3,194
                                                                                       --------     --------     -------
Other income (expense):
   Interest income....................................................................      636          695         414
   Interest expense...................................................................   (8,658)     (10,068)       (590)
   Equity in income (loss) of unconsolidated partnerships.............................        -         (108)        448
                                                                                       --------     --------     -------
      Total other expense.............................................................   (8,022)      (9,481)        272
                                                                                       --------     --------     -------
                                                                                         17,437        5,054       3,466
Provision for income taxes............................................................    6,800        2,092       1,389
                                                                                       --------     --------     -------
Income before minority interest and extraordinary loss................................   10,637        2,962       2,077
Minority interest in net income of subsidiary, net of income taxes....................     (252)        (183)       (201)
                                                                                       --------     --------     -------
Income before extraordinary loss......................................................   10,385        2,779       1,876
Extraordinary loss on extinguishment of debt, net of income tax benefit...............     (537)           -           -
                                                                                       --------     --------     -------
      Net income......................................................................    9,848        2,779       1,876
Dividends and accretion on preferred stock............................................    5,874        2,192           -
                                                                                       --------     --------     -------
Income applicable to common stock..................................................... $  3,974     $    587     $ 1,876
Net income per common and common equivalent share:
Basic:
  Income applicable to common stock before extraordinary loss......................... $   0.54     $   0.12     $  1.25
  Extraordinary loss on extinguishment of debt........................................    (0.06)           -           -
                                                                                       --------     --------     -------
    Income applicable to common stock................................................. $   0.48     $   0.12     $  1.25
                                                                                       ========     ========     =======
Diluted:
  Income applicable to common stock before extraordinary loss......................... $   0.54     $   0.12     $  0.72
  Extraordinary loss on extinguishment of debt........................................    (0.06)           -           -
                                                                                       --------     --------     -------
    Income applicable to common stock................................................. $   0.48     $   0.12     $  0.72
                                                                                       ========     ========     =======
Weighted average number of common stock and common stock equivalents outstanding
  Basic...............................................................................    8,289        4,742       1,506
                                                                                       ========     ========     =======
  Diluted.............................................................................    8,462        4,782       2,601
                                                                                       ========     ========     =======

See accompanying notes to consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                    Special Voting                                      Note
                                  Common Stock       Common Stock                                    Receivable
                                -----------------  ---------------   Paid-In    Retained  Treasury      From
                                 Shares   Amount   Shares   Amount   Capital    Earnings    Stock    Shareholder     Net
                                -------  --------  ------   ------  ---------  ---------  --------   -----------  --------
Balance at December 31, 1994...  1,505   $    17        -   $   -     $   -      $ 1,953   $(1,487)    $   -      $    483
Dividends paid on Series A and
   B preferred stock...........     -         -         -       -         -         (341)       -          -          (341)
Exercise of stock options......     96         1        -       -        359          -         -          -           360
Special voting common stock
  issued in connection with
  merger.......................     -         -      2,941      -      4,854          -         -        (528)       4,326
Accretion of preferred stock to
  estimated redemption value...     -         -         -       -         -        4,165        -          -         4,165
Net income.....................     -         -         -       -         -        1,876        -          -         1,876
                                ------   -------   -------  ------  --------     -------   -------     ------     --------

Balance at December 31, 1995...  1,601        18     2,941      -      5,213       7,653    (1,487)      (528)      10,869
Dividends paid on Series A and
    B preferred stock..........     -         -         -       -         -         (341)       -          -          (341)
Dividends accrued on
   Series C preferred stock....     -         -         -       -         -       (1,470)       -          -        (1,470)
Exercise of stock options......    203         2        -       -        170          -         -          -           172
Exercise of special voting
  stock options................     -         -          1      -          6          -         -          -             6
Tax benefit on options
  exercised....................     -         -         -       -        318          -         -          -           318
Accretion of preferred stock to
   estimated redemption value..     -         -         -       -         -         (381)       -          -          (381)
Net income.....................     -         -         -       -         -        2,779        -          -         2,779
                                ------   -------   -------  ------  --------     -------   -------     ------     --------

Balance at December 31, 1996...  1,804        20     2,942      -      5,707       8,240    (1,487)      (528)      11,952
Dividends paid on Series A, B
    and E preferred stock......     -         -         -       -         -         (462)       -          -          (462)
Dividends accrued on
   Series C preferred stock....     -         -         -       -         -         (865)       -          -          (865)
Exercise of stock options......      3        -          1      -         36          -         -          -            36
Accretion of preferred stock to
   estimated redemption value..     -         -         -       -         -         (106)       -          -          (106)
Issuance of common shares......     64         1        -       -        777          -         -          -           778
Public offering of
   common stock................  4,600        44        -       -     66,917          -      1,487         -        68,448
Offering costs for
   common stock................     -         -         -       -     (1,679)         -         -          -        (1,679)
Conversion of special voting
   common stock
   due to Offering.............  2,943        29    (2,943)     -        (29)         -         -          -            -
Redemption of Series E
   preferred stock.............     -         -         -       -         -         (715)       -          -          (715)
Conversion of Series A, B,
   C and D preferred stock.....  2,532        25        -       -     30,912      (3,726)       -          -        27,211
Repurchase of Series C
   preferred stock.............    (84)       -         -       -     (1,342)         -         -          -        (1,342)
Net income.....................     -         -         -       -         -        9,848        -          -         9,848
                                ------   -------   -------  ------  --------     -------   -------     ------     --------
Balance at December 31, 1997... 11,862   $   119        -   $   -   $101,299     $12,214   $    -      $ (528)    $113,104
                                ======   =======   =======  ======  ========     =======   =======     ======     ========

See accompanying notes to consolidated financial statements.
                                      F-5

                CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                                                       For the year ended
                                                                                                          December 31,
                                                                                               ---------------------------------
                                                                                                 1997         1996        1995
                                                                                               --------     --------     -------
Operating Activities:
  Net income................................................................................... $  9,848     $  2,779     $ 1,876
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization............................................................    6,760        5,012         738
      Amortization of discount on subordinated debt............................................       62          114           -
      Extraordinary loss on extinguishment of debt.............................................      880            -           -
      Deferred income taxes....................................................................    3,881        1,698      (1,096)
      Consulting expenses offset against note receivable.......................................       78          125         125
      Equity in income of unconsolidated partnerships..........................................        -         (145)       (449)
      Minority interest........................................................................      413          305         335
      Provision for doubtful accounts..........................................................      863          852       1,035
      Loss on sale of equipment................................................................        -           25           -
      Loss on sale of investment in unconsolidated partnerships................................        -          253           -
      Change in assets and liabilities:
         Accounts receivable...................................................................  (29,167)     (15,733)     (6,315)
         Prepaid expenses and other assets.....................................................   (1,525)       1,364       2,645
         Refundable deposits...................................................................      (28)         (29)          -
         Accounts payable, accrued liabilities and other current liabilities...................     (935)      11,322       4,313
         Other.................................................................................     (140)         165        (534)
                                                                                                --------     --------     -------
             Cash provided by (used in) operating activities...................................   (9,010)       8,107       2,673
                                                                                                --------     --------     -------
Investing Activities:
  Purchases of property and equipment..........................................................   (7,567)      (6,686)     (5,399)
  Proceeds from the sale of equipment..........................................................        -          600           -
  Notes and advances receivable, net of repayments.............................................   (8,232)     (13,381)     (1,270)
  Distributions received from unconsolidated partnerships......................................        -            -         300
  Acquisitions, net of cash acquired...........................................................  (17,355)      (9,100)      2,248
  Other........................................................................................    3,127       (1,763)     (3,113)
                                                                                                --------     --------     -------
             Cash used in investing activities.................................................  (30,027)     (30,330)     (7,234)
                                                                                                --------     --------     -------
Financing Activities:
  Proceeds from the exercise of stock options..................................................       36          178         360
  Proceeds from issuance of preferred stock....................................................   10,000            -           -
  Proceeds from borrowings.....................................................................   28,750       47,047       6,750
  Public offering of Common Stock..............................................................   68,448            -           -
  Payment of stock offering costs..............................................................   (1,679)           -           -
  Distributions paid to minority partners......................................................     (494)        (299)        (85)
  Payments of dividends to preferred shareholders..............................................     (462)        (341)       (341)
  Payments on amounts due to related party.....................................................     (528)        (361)          -
  Redemption of Series E Preferred Stock.......................................................   (5,000)           -           -
  Repurchase of Series C Preferred Stock.......................................................   (1,343)           -           -
  Principal payments on subordinated debt......................................................  (25,300)           -           -
  Principal payments on long-term debt.........................................................  (35,410)     (22,865)     (1,581)
                                                                                                --------     --------     -------
             Cash provided by financing activities.............................................   37,018       23,359       5,103
                                                                                                --------     --------     -------

Net increase (decrease) in cash and cash equivalents...........................................   (2,019)       1,136         542
Cash and cash equivalents, beginning of period.................................................    6,030        4,894       4,352
                                                                                                --------     --------     -------
Cash and cash equivalents, end of period....................................................... $  4,011     $  6,030     $ 4,894
                                                                                                ========     ========     =======
Supplemental disclosure:
  Income taxes paid............................................................................ $  1,289     $  1,058     $ 1,363
  Interest paid................................................................................ $  9,236     $  9,840     $   533

See accompanying notes to consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY

  Centennial HealthCare Corporation ("Centennial" or the "Company")(formerly known as WelCare International, Inc.) was incorporated in February 1989 under the laws of the State of Georgia. The Company's principal business is to provide basic and specialty healthcare services to patients in a post acute setting. At December 31, 1997, subsidiaries of the Company operated 84 owned, leased and managed long-term care facilities with 8,850 licensed available beds in 19 states and the District of Columbia. In addition, through its subsidiaries, the Company provided comprehensive contract rehabilitation services to Company-owned and third party long-term care facilities pursuant to 128 contracts, as well as home health services through 30 licensed home health offices.

  In July 1997, Centennial completed an initial public offering of 4,000,000 shares of the Company's Common Stock (the "Offering"). In connection with the Offering, the Company granted the underwriters an option to purchase up to 600,000 additional shares of the Company's Common Stock. This option was exercised and closed in July 1997, (see Note 2).

  At December 31, 1996, certain subsidiaries of the Company held general partner interests in certain public and private limited partnerships, the majority of which own and operate long-term care facilities. Centennial's general partner interests in those partnerships ranged from .49% to 3.992%. Certain subsidiaries which owned these partnership interests were sold on January 30, 1997.

  Effective December 31, 1995, the Company merged with Transitional Health Services, Inc. ("THS"), a company that operated 36 nursing homes and provided rehabilitation services in ten states. Prior to the merger with THS, the Company operated 39 long-term care facilities through either management contracts, lease agreements or direct ownership.

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and a majority-owned (55%) affiliated limited partnership.

  The Company accounted for its investments in certain other limited partnerships in which the Company served as a general partner under the equity method. The investments were recorded at cost and adjusted for Centennial's share of earnings or losses and cash distributions.

  All significant intercompany accounts have been eliminated.

REVENUES

  Revenues to be received from patients at Centennial's long-term care facilities are recorded at established billing rates. Revenues to be reimbursed by contracts with third-party payors, primarily Medicare and Medicaid programs, are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from the management of long-term care facilities and acute care hospitals are recognized over the period during which the services are rendered. Revenues from Medicare and Medicaid are generally based on reimbursement of allowable costs of providing services to program beneficiaries. The Company estimates amounts due from third-party payors and records the revenue in the period services are rendered. Amounts ultimately payable by Medicare and Medicaid are determined based on annual cost reports which are subject to audit and retroactive adjustment by the payor. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Differences between estimated amounts due from the Medicare and Medicaid programs and ultimate settlements with these programs are recognized in the year of final settlement.

  Costs reimbursed under the Medicare program are subject to regional limits. The costs at certain of the Company's facilities have frequently exceeded these limits and, accordingly, the Company is required to submit exception requests to cover such excess costs. The accompanying balance sheets include amounts estimated to be recoverable under such exception requests.

  Accounts receivable, net, at December 31, 1997 and 1996 includes $44.4 million and $28.4 million, respectively, of amounts due from Medicare and Medicaid programs.

  The Company is not aware of any material claims, disputes, or other unsettled matters related to third-party reimbursements, other than those reflected on its balance sheets, and believes retroactive adjustments related to these receivables will not be material.

CONCENTRATIONS

  A significant portion of the Company's revenues are derived from the Medicare and Medicaid programs. The Balanced Budget Act of 1997, ("the Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $49.2 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system for skilled services (see Note 19). In addition to the Act, there have been, and the Company expects that there will continue to be, a number of additional proposals to limit reimbursements to long-term care facilities under the Medicare and Medicaid programs. Centennial cannot predict whether any of these additional proposals will be adopted, or if adopted and implemented, what effect such proposals would have on the Company. Approximately 60%, 68%, and 76% of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively, are from the Medicare and Medicaid programs. While the Company operates long-term care facilities in 18 states and the District of Columbia, 33 of its 55 owned or leased facilities are located in North Carolina, Indiana and Michigan.

FACILITY OPERATING EXPENSES

  Facility operating expenses include direct operating costs at the facility level. The majority of these costs consist of payroll and employee benefits related to nursing, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities. Other significant facility operating expenses include medical and pharmacy supplies, food, utilities, and the cost of rehabilitation therapies.

INCOME TAXES

  Income taxes are calculated using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred taxes are provided for the differences between the tax and accounting bases of the Company's assets and liabilities. For Federal income tax purposes, the Company and its subsidiaries file a consolidated income tax return.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

  Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of five to ten years for equipment, five to 15 years for furniture and 30 to 40 years for buildings and improvements.

INTANGIBLE ASSETS

  Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities, and are amortized using the straight-line method, primarily over a 30 to 40 year period.

ASSESSMENT OF LONG-LIVED ASSETS

  The Company periodically reviews the carrying values of its long-lived assets (primarily property and equipment and intangible assets) whenever events or circumstances provide evidence that suggest that the carrying amount of long-lived assets may not be recoverable. If this review indicates that long-lived assets may not be recoverable, the Company reviews the expected undiscounted future net operating cash flows from its facilities, as well as valuations obtained in connection with various refinancings. Any permanent impairment in value is recognized as a charge against earnings in the statement of operations. As of December 31, 1997, the Company does not believe there is any indication that the amortization period of its long-lived assets needs to be adjusted.

INCOME PER SHARE

  In June 1997, the Board of Directors and Shareholders of the Company approved a reverse stock split of .6897 for one. All references to shares and weighted shares outstanding used in the calculation of net income per share and per share amounts have been retroactively adjusted to reflect this reverse stock split.

  In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". See Note 20 below.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

  Certain amounts in the 1996 financial statements have been reclassified for comparative purposes.

2. INITIAL PUBLIC OFFERING

  In July 1997, Centennial completed an initial public offering of 4,000,000 shares of the Company's Common Stock at a price of $16.00 per share. In connection with the Offering, the Company granted the underwriters an option to purchase up to 600,000 additional shares of the Company's Common Stock at the

Offering price of $16.00 per share. This option was exercised and closed in July 1997. Proceeds to Centennial from the Offering and the exercise of the underwriters' option totaled approximately $66.8 million, net of underwriting discounts and commissions and approximately $1.7 million in Offering expenses.

  The net proceeds of the Offering available to the Company were used to repay two subordinated promissory notes aggregating $25.3 million, to redeem the Series E Redeemable Preferred Stock for $5.0 million, to repurchase approximately 84,000 shares of Common Stock, which were received by the former holders of the Company's Series C Preferred Stock, for approximately $1.3 million (see Note 10), and to repay approximately $35.1 million outstanding under the Company's Senior Credit Facility with CoreStates Bank N.A. as agent (the "Senior Credit Facility", see Note 8).

  Concurrently with the closing of the Offering, the Company's Series A, B, C and D Preferred Stock were converted into approximately 2.5 million shares of Common Stock, net of the stock repurchase noted above; the Company's Special Voting Common Stock was converted into Common Stock; and Centennial's Treasury Stock, discussed in Note 10, was converted into Common Stock.

3. MERGERS AND ACQUISITIONS

  In May 1997, the Company acquired by merger Total Care Consolidated, Inc., ("TCC"), a provider of home health services, with 25 home health offices located primarily in North Carolina. Total consideration of $8.0 million consisted of $6.0 million in cash, which was funded under the Senior Credit Facility, and $2.0 million in the form of a convertible promissory note due April 30, 1999. The transaction was accounted for under the purchase method and the Company's Consolidated Financial Statements include TCC from the effective date of the merger.

  In August 1997, Centennial acquired substantially all of the business and assets of Complex Care, Inc., ("CCI"), a provider of physical, occupational and speech therapy services through 45 contracts with long-term care facilities in Connecticut and Rhode Island. The Company paid total consideration of $7.0 million, utilizing borrowings under its Senior Credit Facility. Additional consideration of up to $500,000 may be paid by the Company under an earn-out agreement. The transaction was accounted for under the purchase method and the Company's Consolidated Financial Statements include CCI from the effective date of the acquisition.

  The Company recorded intangible assets of approximately $8.0 million and $7.5 million related to the acquisitions of TCC and CCI, respectively.

  In December 1997, Centennial acquired a 58-bed skilled nursing facility in St. Petersburg, Florida, which had previously been managed by the Company since June 1991. The facility was formerly owned by an affiliate of the President of the Company. Total consideration of approximately $3.3 million included borrowings under the Senior Credit Facility of approximately $1.1 million, and the reduction of a note receivable to the Company from the facility of approximately $2.2 million. The transaction was accounted for under the purchase method and the Company's Consolidated Financial Statements include this facility from the effective date of the acquisition.

  During 1997, the Company acquired leasehold interests in two rural hospitals. In October 1996, the Company entered into a management agreement and a lease agreement with the owner of both a 36-bed hospital and three licensed home health care offices, located in Northern Florida. The agreement provided that the Company would manage the hospital until all necessary approvals and licenses were obtained, at which time the Company would operate the hospital under a long-term lease. The Company accounted for the transaction as a management agreement beginning in October 1996; in June 1997, all necessary approvals and licenses were obtained, and the Company has operated the hospital under a long-term lease since that date. The Company's Consolidated Financial Statements include the hospital from the effective date of the transaction. In March 1997, the Company entered into another lease of a rural hospital, also located in Northern Florida, having a term of ten years with two five-year renewal options.

  In October 1996, the Company acquired two previously managed long-term care facilities located in Michigan with a total of 185 beds. The purchase price, totaling approximately $9.1 million, was financed with the Company's Senior Credit Facility. Centennial had managed these facilities under long-term management agreements since 1991.

  Effective December 31, 1995, the Company acquired all of the capital stock of THS, valued at $19.0 million, through the issuance of 2,940,639 shares of Special Voting Common Stock and 144,086 shares of Series C Preferred Stock, (the "THS Merger"). In connection with this transaction, the Company formulated a plan to integrate the operations of THS. Such plan included the disposal of its leasehold interests at two facilities which were not compatible with the Company's operations. During the year ended December 31, 1996, the Company disposed of one of the identified facility leases at its previously estimated fair value. The Company was not successful in its efforts to dispose of the remaining facility lease in 1997; however, based on improvements made to the operations of the facility, the Company expects that it will be disposed of during 1998. As of December 31, 1997 and 1996, remaining accrued merger closure costs of $3.4 million included the accrual for the lease buyout and estimated losses on the sublease of the THS headquarters facility. Any additional costs incurred to operate and ultimately dispose of the remaining facility will be charged to earnings.

  Proforma information for the 1997 and 1996 acquisitions has not been presented, as the effects of the acquisitions on the consolidated financial statements was not considered significant.

4. OPERATING LEASES

  The Company leases 39 long-term care facilities, as well as two hospitals, which are accounted for as operating leases. The leases have various expiration dates through 2014. Two of the long-term care facility leases are with affiliated entities, of which the Company or an affiliate of one of the Company's officers serves as a general partner.

  The leases with affiliated entities expire in 2002 and 2008 with both having two five-year extensions. Total lease expense to the Company as a result of these two leases was $3.2 million, $3.3 million and $2.9 million for the years ended December 31, 1997, 1996 and 1995 respectively. In connection with one lease, the Company paid the affiliated lessor a deposit of $2.9 million, which is refundable upon the termination of the lease. The Company owed the other affiliated lessor approximately $340,000 and $700,000 at December 31, 1997 and 1996, respectively.

  Twenty-three of the long-term care facility leases were obtained in connection with the THS Merger. These leases include provisions for increases in lease payments. Certain of these leases provide the Company an option to renew the lease after the initial lease term.

  Total rent expense under the long-term care facility and hospital operating lease agreements approximated $19.9 million, $17.7 million, and $7.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

  Minimum future rent payments under the facility leases and related equipment and office space are summarized as follows (in thousands):

        Year                                                      Amount
        ----                                                    -----------
        1998............................................           $ 21,369
        1999............................................             21,517
        2000............................................             21,739
        2001............................................             21,675
        2002............................................             20,766
        Thereafter......................................             80,120
                                                                -----------
                                                                   $187,186
                                                                -----------

5. TOTAL REVENUE

  The distribution of total revenue by class of payor for the years ended December 31, 1997, 1996 and 1995 was as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                             ---------------------------------
              CLASS OF PAYOR                   1997         1996        1995
------------------------------------------------------    ---------    -------
Private pay, management fee and
  other....................................  $ 120,371    $  74,075    $17,798
Medicaid...................................    111,380       99,803     43,735
Medicare...................................     72,522       59,170     13,693
                                             ---------    ---------    -------
                                             $ 304,273    $ 233,048    $75,226
                                             ---------    ---------    -------

  The above revenue amounts are net of third-party contractual allowances of $54.2 million, $44.7 million and $7.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

  Included in other operating expenses is bad debt expense of approximately $863,000, $852,000, and $1.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

6. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at December 31, 1997 and 1996, (in thousands):


                                                         1997          1996
                                                       ---------     ---------
Land.................................................  $   4,595     $   4,243
Buildings and improvements...........................     63,681        55,166
Furniture and equipment..............................     15,633        12,294
Construction in progress - improvements to
  facilities.........................................      1,087         1,945
                                                       ---------     ---------
                                                          84,996        73,648
Less accumulated depreciation .......................    (10,617)       (6,239)
                                                       ---------     ---------
                                                       $  74,379     $  67,409
                                                       ---------     ---------

  Depreciation expense for the years ended December 31, 1997, 1996 and 1995 totaled $4.5 million, $3.2 million, and approximately $548,000 respectively.

7. INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

  Certain subsidiaries of the Company acquired, in 1990, stock of the corporate general partners of certain limited partnerships. These partnerships owned long-term care facilities and retirement centers. Investments in partnerships in which the Company's subsidiaries served as a general partner were accounted for using the equity method. For the years ended December 31,1996 and 1995, the Company recognized income from its share of the partnerships' operations of approximately $145,000 and $448,000, respectively. On January 30, 1997, the Company sold its stock in the corporate general partners in most of the limited partnerships to a corporation affiliated to the president of the Company for $100 and the assumption of all the liabilities of the corporate general partners. For the year ended December 31, 1996, the Company recognized a loss, totaling approximately $253,000, in connection with the sale of the corporate general partners.

8. LONG-TERM DEBT

  Long-term debt consisted of the following at December 31, 1997 and 1996 (in thousands):


                                               1997         1996
                                             --------     --------
Bank credit facilities...................... $ 41,250     $ 47,000
Mortgage notes payable......................   17,792       17,427
Other notes.................................    2,650          697
                                             --------     --------
                                               61,692       65,124
Capital lease obligations...................   18,797       20,025
                                             --------     --------
                                               80,489       85,149
Current maturities of long-term debt........    1,576        1,711
                                             --------     --------
                                             $ 78,913     $ 83,438
                                             --------     --------

  On December 16, 1997, the Company expanded its Senior Credit Facility with CoreStates Bank, N.A. and NationsBank, N.A., as agents, through an amendment to its existing amended and restated credit agreement. Through the amendment, the Company's maximum aggregated advance limit was increased from $65.0 million to $125.0 million. Company advances under the Senior Credit Facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. Centennial's borrowing capacity is dependent upon its ability to satisfy certain financial covenants that are impacted by its debt and capital structure. The Company had approximately $41.3 million outstanding under the Senior Credit Facility at December 31, 1997, as well as issued standby letters of credit totaling approximately $7.0 million.

     Interest accrues at varying rates dependent upon underlying interest rates and the Company's selection of loan amounts and periods. The Company can elect a rate based on CoreStates Bank, N.A.'s prime rate or LIBOR, each increased by an Applicable Margin, as defined in the Senior Credit Facility, which varies dependent upon the ratio of debt to earnings before interest, taxes, depreciation, amortization and operating lease expense. The weighted average interest rate on the Company's borrowings at December 31, 1997 was approximately 1.58% over LIBOR or 7.2%.

     Interest is generally paid monthly on prime based borrowings and quarterly on LIBOR based borrowings. The Company's outstanding borrowings are due to be repaid on December 16, 2000, upon termination of the Senior Credit Facility. Under certain circumstances, proceeds from additional equity issuances, sales of Company assets and other debt instruments must be used to repay a portion of the outstanding borrowings under the Senior Credit Facility.

     The Senior Credit Facility is collateralized by the stock of the Company's subsidiaries. The Company is required to pay a fee on the average unused portion of the commitment.

     The Senior Credit Facility includes various negative covenants including restrictions on additional loans and advances, guaranties, stock repurchases and redemptions, and the payment of dividends. Terms of the Senior Credit Facility require the Company to comply with certain financial and other covenants, the violation of which could cause the amounts of outstanding principal, interest and fees to be immediately due and payable. On December 31, 1997, the Company was in compliance with all of its debt covenants.

     At December 31, 1997 and 1996, the Company had $17.8 million and $17.4 million, respectively, of mortgage notes outstanding, including a current portion of approximately $259,000 and $181,000 respectively. The mortgage notes require monthly payments of principal and interest of approximately $157,000. The debt agreements are for five to twenty-year periods with amortization periods covering twenty to twenty-five years. At December 31, 1997, interest rates on the mortgages range from 7.33% to 10.50%. These debts are collateralized by real property.

  Future maturities of mortgage notes are summarized as follows (in thousands):

                1998                                  $   259
                1999                                      277
                2000                                      304
                2001                                      334
                2002                                      367
                Thereafter                             16,251
                                                      -------
                                                      $17,792
                                                      -------

  Rent escalation clauses in the capital facility leases are based on contingent factors such as increases in the consumer price index or annual increases in a facility's revenues, and have resulted in increased current and future lease payments.

  The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997 (in thousands):

                                                       Nursing
Year ending December 31                  Equipment    Facilities      Total
                                         ----------   ----------   ----------
1998.................................... $      661   $    2,468   $    3,129
1999....................................         83        2,468        2,551
2000....................................        -          2,468        2,468
2001....................................        -          2,468        2,468
2002....................................        -          2,468        2,468
Thereafter..............................        -         21,086       21,086
                                         ----------   ----------   ----------
Total minimum lease payments............        744       33,426       34,170
Less amount representing interest.......         43       15,330       15,373
                                         ----------   ----------   ----------
Present value of minimum lease payments.        701       18,096       18,797
Current portion.........................        620          697        1,317
                                         ----------   ----------   ----------
Noncurrent portion...................... $       81   $   17,399   $   17,480
                                         ----------   ----------   ----------

  The interest rate on the capital leases is based on the Company's borrowing rate at the time a lease is executed. The average interest rate on nursing facilities and equipment was 10.47% and 13.15%, respectively.

9.  SUBORDINATED DEBT

  At December 31, 1996, the Company had $25.3 million, carried net of unamortized offering discounts of approximately $943,000, of subordinated debt. This debt was issued to certain shareholders in two instruments, which were both due on October 30, 2002 and had effective interest rates between 10.8% and 11.7%. These notes were repaid in 1997 using proceeds from the Offering, which resulted in a loss on early extinguishment of debt of approximately $537,000, net of income tax benefit of approximately $343,000.


10. REDEEMABLE PREFERRED STOCK

  As of December 31, 1996, the Company had issued and outstanding 205,541 shares of $11.0011 par value Series A Preferred Stock. The shares of Series A Preferred Stock earned cumulative dividends of $.88 per share per annum and were convertible to common at any time at the holder's option at a conversion multiple of 2.9388. The shares were subject to mandatory conversion by the Company in limited circumstances, and were converted into approximately 604,000 shares of common stock concurrently with the closing of the Offering in July 1997.

  As of December 31, 1996, the Company had issued and outstanding 328,892 shares of $8.7377 par value Series B Preferred Stock. The shares of Series B Preferred Stock earned cumulative dividends at $.49 per annum and were convertible into
 .7663 share of Common Stock at the holder's option. The shares were also subject to mandatory conversion in certain limited circumstances, and were converted into approximately 252,000 shares of common stock concurrently with the closing of the Offering in July 1997.

  The Series A and B Preferred Stock was reflected on the December 31,1996 balance sheet at its estimated redemptive value, including accrued and unpaid dividends.

  As stated in Note 3, in connection with the THS Merger, the Company issued 144,086 shares of $1 par value Series C Preferred Stock. The shares of Series C Preferred Stock earned cumulative dividends of $12 per share per annum. The Company was obligated to redeem all of the shares of the Series C Preferred Stock outstanding on December 31, 2003 at $100 per share, plus any accrued but unpaid dividends. The Series C Preferred Stock was reflected on the accompanying December 31, 1996 balance sheet at its fair value increased by periodic accretions, using the interest method, so that the carrying amount would equal the mandatory redemption amount at the mandatory redemption date.

Accretion on the Series C Preferred Stock totaled approximately $259,000 for the year ended December 31, 1996. As stated in Note 2, after the closing of the Offering, with the net proceeds of the exercise of the underwriters overallotment option, Centennial offered the former holders of the Company's Series C Preferred Stock pro-rata repurchase to the extent of such proceeds of their shares of Common Stock received upon the conversion of their Series C Preferred Stock at the Offering price of $16.00 per share. The Company made this repurchase offer as consideration for the agreement by these former holders to the conversion of the Series C Preferred Stock into Common Stock. Holders of approximately 84,000 shares of the approximately 1.3 million shares available for pro-rata repurchase elected to have such shares repurchased by Centennial. Centennial repurchased the 84,000 shares of common stock during 1997 for approximately $1.3 million.

  In January 1997, the Company issued 50,000 shares of $1 par value Series D Preferred Stock and an aggregate 50,000 investment units, with each unit being comprised of one share of $1 par value Series E Preferred Stock and 1.7873 shares of Common Stock of the Company for $10.0 million. The Series D Preferred Stock was redeemable at the option of the holder at any time after December 31, 2006 for the redemption price of $100 plus interest on the $100 per share at the rate of 10% per annum from the date of issuance of the Series D Preferred Stock. Each share of Series D Preferred Stock was convertible into 8.2106 shares of Common Stock, at the holder's option. All outstanding shares of Series D Preferred Stock were converted into approximately 411,000 shares of Common Stock concurrently with the closing of the Offering in July 1997.

  The Series E Preferred Stock was subject to 10% dividends and was redeemable at any time at the option of the Company. The Series E Preferred Stock was redeemed concurrently with the closing of the Offering in July 1997.

11. EQUITY TRANSACTIONS

  The Company has stock options outstanding under the 1994 Stock Option Plan, the 1996 Executive Stock Plan, the 1996 Employee Stock Option Plan, and the 1997 Stock Plan (collectively referred to as the "Stock Option Plans"). During 1996, the Company's 1992 Stock Option Plan was terminated.

  The 1994 Stock Option Plan and the 1996 Executive Stock Plan provide that options may be granted to officers, directors and key employees; options vest based upon either years of service, or at various intervals from 1996 through 2000. The 1996 Employee Stock Option Plan provides that options may be granted to certain employees; options vest at various intervals through 1998. The 1997 Stock Plan provides that options may be granted to officers, non-employee, non-affiliated directors and key employees at an exercise price and vesting schedule to be determined by the compensation committee of the Board of Directors at the time of grant. The options granted to date pursuant to the 1997 Stock Plan vest over various schedules from 1998 through 2001.

  All stock options have been granted with exercise prices equal to or greater than the estimated fair market value of the common stock on the date of grant and are exercisable for up to ten years, as determined by the compensation committee.

  Stock option transactions are summarized as follows:

                                                              Year Ended December 31,
                                               ------------------------------------------------------
                                                       1997                             1996
                                               -----------------------        -----------------------
                                                              Weighted                       Weighted
                                                              Average                        Average
                                                              Exercise                       Exercise
                                               Shares          Price           Shares         Price
                                               -------        --------        --------       --------
Options outstanding-beginning of period......  355,160        $ 12.09          515,346        $  8.13
  Granted....................................  183,340          16.00           64,330           8.74
  Exercised..................................   (4,115)         (8.74)        (203,761)         (0.88)
  Forfeited..................................   (7,603)        (11.68)         (20,755)        (13.08)
                                               -------        -------         --------        -------
Options outstanding-end of period............  526,782        $ 13.47          355,160        $ 12.09
                                               =======        =======         ========        =======
Weighted average fair value of options
granted during the period....................                   $6.40                           $2.51

  The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  1997                 1996
                                               ----------           ----------
Expected volatility.........................     41.0%                 41.1%
Risk-free interest rate.....................     6.15%                 5.33%
Expected term...............................    4 years               5 years
Dividend yield..............................       0%                    0%

  The following table summarizes information about outstanding and exercisable stock options at December 31, 1997:

                                                                            Options Outstanding            Options Exercisable
                                                                          ------------------------        ---------------------
                                                                                        Weighted
                                                                                         Average                       Weighted
                                                                                        Remaining                       Average
                                                                                       Contractual                     Exercise
Exercise Prices                                                           Shares           Life           Shares         Price
---------------                                                          -------       -----------       -------      --------
$  7.83..................................................................  58,236       4.5 years         58,236        $  7.83
   8.74..................................................................  55,309       8.0 years         40,248        $  8.74
  14.03.................................................................. 229,897       8.1 years        114,949        $ 14.03
  16.00.................................................................. 183,340       9.0 years          6,847        $ 16.00

  The Company applies APB Opinion 25 and related interpretations in accounting for fixed stock option plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost been based on the estimated fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the net effect on net income and income per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the proforma amounts indicated below:

                                                                                           Year Ended December 31,
                                                                                ----------------------------------------------
                                                                                    1997             1996              1995
                                                                                -----------       -----------       -----------
Proforma net income (in thousands)............................................    $9,582            $2,650            $1,876
Proforma income applicable to common stock:
  Basic.......................................................................     $0.45             $0.10             $1.25
  Diluted.....................................................................     $0.44             $0.10             $0.72

  As of December 31, 1996, the Company had repurchased 239,860 shares of Common Stock for $1.5 million. These shares were held as treasury stock at December 31, 1996 and were accounted for under the cost method. As noted in Note 2, these shares were converted into Common Stock as a result of the Offering.

  As previously mentioned, the Company issued Special Voting Common Stock in connection with the THS Merger. The Special Voting Common Stock was similar to the Company's Common Stock, except that each share of Special Voting Common Stock carried 70% of the voting power of one share of Common Stock. As required by the merger agreement, the Company declared a stock dividend in January 1996 increasing the number of issued and outstanding shares of both Special Voting Common Stock and Common Stock by 11.11% (the "Stock Dividend"). The shares issued by the

Stock Dividend totaled 294,038 shares of Special Voting Common Stock and 160,124 shares of Common Stock. As noted in Note 2, the Special Voting Common Stock was converted to Common Stock as a result of the Offering.

  In connection with the THS Merger, the holders of Common Stock (the "Centennial Holders") and the holders of Special Voting Common Stock (the "THS Holders") entered into an escrow agreement whereby shares representing the Stock Dividend were placed in escrow until the parties completed final due diligence and certain contingencies were settled. The escrowed shares were to be released to either the THS Holders or the Centennial Holders as determined by the Centennial agent and THS agent, in order to adjust the proportionate ownership interest each group of holders received in the combined entity.

  In January 1997, the Centennial agent and the THS agent entered into a Settlement Agreement which determined the distribution of the escrowed shares. Under the terms of the Settlement Agreement, the equivalent of 293,735 shares of the Special Voting Common Stock held in escrow were distributed to the Centennial Holders and all remaining shares were released to the respective parties. This settlement effectively reduced the purchase price paid for THS and was recorded as a reduction in goodwill effective at the merger date with a corresponding decrease to the value of the Special Voting Common Stock.

12. INCOME TAXES

  The components of the income tax provision for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                        Year ended December 31,
                                       1997       1996      1995
        Current                      -------    -------    -------
          Federal..................  $   525    $   103    $ 1,959
          State....................    2,394        291        526
                                     -------    -------    -------
                                       2,919        394      2,485
                                     -------    -------    -------
        Deferred
          Federal..................    4,849      1,781     (1,041)
          State....................     (968)       (83)       (55)
                                     -------    -------    -------
                                       3,881      1,698     (1,096)
                                     -------    -------    -------
        Total provision............  $ 6,800    $ 2,092    $ 1,389
                                     =======    =======    =======

  Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows, (in thousands):

                                          Year ended December 31,
                                         1997       1996      1995
                                       --------   --------  --------
Tax at U.S. statutory rate...........  $  5,929   $  1,719  $  1,179
State income taxes...................       598        202       298
Goodwill amortization................       253        142       -
Other................................        20         29       (88)
                                       --------   --------  --------
  Provision for income taxes.........  $  6,800   $  2,092  $  1,389
                                       --------   --------  --------

  Deferred tax assets and liabilities are comprised of the following at
December 31, 1997 and 1996, (in thousands):
                                                         1997         1996
                                                       --------     --------
Current deferred income tax assets:
  Allowances for uncollectible receivables..........   $   (542)     $ 1,814
  Liabilities not deductible for tax purposes.......      3,053        2,069
                                                       --------     --------
     Current deferred income taxes..................   $  2,511     $  3,883
                                                       ========     ========
Noncurrent deferred income tax assets:
  Net operating loss and tax credit carryforwards...   $    845     $  4,456
  Tax basis receivables in excess of book...........      2,167        2,549
  Net effects of capital leases.....................      1,394        1,046
                                                       --------     --------
                                                          4,406        8,051
                                                       --------     --------
Noncurrent deferred income tax liabilities:
  Temporary goodwill................................       (693)        (353)
  Write-up of property and equipment................     (1,848)      (1,951)
  Other, including depreciation.....................       (110)        (850)
  Tax losses from investment in unconsolidated
     partnerships in excess of book.................       (163)        (796)
                                                       --------     --------
                                                         (2,814)      (3,950)
                                                       --------     --------
        Net noncurrent deferred income tax assets...   $  1,592     $  4,101
                                                       ========     ========

  As of December 31, 1997, the Company had approximately $455,000 of federal net operating loss carryforwards available to offset future taxable income through 2010. In addition, the Company had $305,000 of federal targeted jobs tax credit carryforwards, various state net operating loss carryforwards, and approximately $385,000 of AMT credit carryforwards.

13. MANAGEMENT AGREEMENTS

  As of December 31, 1997, the Company provided operational management services for 29 facilities and two hospitals under long-term management contracts having remaining effective terms ranging from 5 to 19 years. Twenty-five of these agreements are with third-party owners and are noncancelable without cause. One of these agreements, with fees totaling approximately $145,000, $142,000, and $124,000 respectively, during the years ended December 31, 1997, 1996 and 1995 was with an affiliate; the facility was purchased by the Company in December 1997, (see Note 3). Five of the management agreements, with fees totaling approximately $898,000, $939,000 and $995,000, respectively, during the years ended December 31, 1997, 1996 and 1995 were with affiliated limited partnerships in which certain subsidiaries of the Company served as general partner and can be terminated by either party without cause given sixty days notice. Two of these agreements were terminated during the fourth quarter while three of these facilities were transferred to third party owners. The management agreements provide for the Company to receive annual fees ranging from 6% to 6.5% of each facility's gross revenues, payable on a monthly basis and may include additional compensation based on achieving certain performance standards. Additionally, the Company performs oversight management services for three facilities in which it oversees the management of another management company. The Company typically receives a fee of 1% of revenues for oversight management services.


  In connection with the Company's facility management agreements for several facilities located primarily in North Carolina and Florida, the Company has made certain advances for working capital needs. The majority of these centers are start-up or development projects and require additional funding for personnel and other operating costs prior to stabilization. The advances are to be repaid from available cash flows from the respective facilities and from other funds provided by the owners of the facilities and earn interest at varying rates based on the prime lending rate. Advances outstanding as of December 31, 1997 and 1996 were $11.3 million and $2.8 million, respectively, and are included in other receivables in the accompanying balance sheets.

  During 1996, the Company advanced approximately $10.0 million pursuant to two promissory notes in the amounts of $5.5 million and $4.5 million, to unaffiliated owners of eight managed facilities in North Carolina. The advances were utilized by the owners to purchase the related facilities or facility leasehold interest with respect to these facilities that are managed by the Company. The promissory notes are due on December 31, 2006 and earn interest at the greater of a specified prime rate plus 3%,or 12%. Both notes are collateralized by receivables and the pledge of the stock of the respective owners and are included in notes and advances receivable in the accompanying balance sheets.

14. TRANSACTIONS WITH RELATED PARTIES

  At December 31, 1997 the Company had employment agreements with five officers which provided for salary continuation and non-competition with the Company, subject to certain conditions.

  The Company leases two long-term care facilities from affiliated lessors (see
Note 4).

  The Company managed five long-term care facilities for affiliated limited partnerships in which the Company served as a general partner (see Note 13).

  Centennial leases its facilities' employees on a total pass through basis from an affiliated company which is owned by the president of the Company. The total payroll costs and reimbursements from the Company totaled $37.2 million, $29.2 million, and $23.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Such costs are billed by the related entity at cost.

  In December 1997, Centennial acquired a 58-bed skilled nursing facility in St. Petersburg, Florida, which had previously been managed by the Company since June 1991. The facility was formerly owned by an affiliate of the President of the Company. Total consideration of approximately $3.3 million included borrowings under the Senior Credit Facility of approximately $1.1 million, and the reduction of a note receivable to the Company from the facility of approximately $2.2 million. The transaction was accounted for under the purchase method and the Company's Consolidated Financial Statements include this facility from the effective date of the acquisition.

15. COMMITMENTS AND CONTINGENCIES

    The Company has guaranteed a mortgage note up to $500,000 related to a long-term care facility that it manages. The mortgage had an outstanding balance of approximately $1.9 million at December 31, 1997. The market value of this facility, based on an independent appraisal and the Company's estimate, substantially exceeds the total amount of the mortgage note. All principal and interest payments are paid currently by the obligors.

  The Company has guaranteed $17.0 million of mortgage indebtedness of two unrelated entities that lease five nursing facilities to the Company. The outstanding principal balance of the debt was approximately $15.7 million at December 31, 1997. All principal and interest payments are paid currently by the obligors. Based on the Company's estimate, the market value of these facilities exceeded the outstanding mortgage notes at December 31, 1997.

  Centennial self-insures for workers' compensation claims and health benefits for its employees. The Company maintains stop-loss insurance such that the Company's liability for losses is limited. Centennial recognized as an expense and accrued for estimated workers' compensation and health benefit claims incurred but not reported as of December 31, 1997 and 1996.

16. CONCENTRATION OF CREDIT RISK

  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Centennial has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

17. EMPLOYEE BENEFITS

  The Company has 401(k) savings plans available to substantially all employees depending on their length of service. Employees may defer up to 15% of their salary, subject to the maximum permitted by law. In two of these plans the Company matches employee contributions subject to a maximum limit. The Company funded approximately $363,000 and $92,000 during the years ended
December 31, 1997 and 1996, respectively, as a match to the employee contributions.

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS

  The carrying amount approximates fair value because of the short maturity of those instruments, and includes restricted cash reflected on the balance sheet under the caption "Other Assets."

     NOTES RECEIVABLE

  The carrying amount approximates fair value for the notes receivable. The fair value is estimated as the net present value of cash flows that would be received on the notes over the remaining term of the notes using current market interest rates rather than stated interest rates.

     LONG-TERM DEBT

  The carrying amount of the Senior Credit Facility approximates fair value since the Senior Credit Facility was recently renegotiated at market rates. The carrying amount of mortgage notes approximates their values based on the net present value of cash flows that would be paid on each note over the remaining note term using the Company's current incremental borrowing rate rather than the stated interest rates on the notes.

19.  HEALTH CARE REFORM

  The Balanced Budget Act of 1997, ("the Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system for skilled nursing facility services. While the methodology for the prospective payment rates have been generally established, actual rates have not been released.

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

Effective April 1, 1998 regulations were adopted by HealthCare Financing Administration, which temporarily changes the basis of reimbursement for contract therapy services including physical therapy, respiratory therapy, occupational therapy and speech language pathology. During 1997, the Company derived 7% of its revenue from third-party contract therapy services. These regulations impose regionally-adjusted salary equivalency rates as reimbursement caps for occupational, speech and physical therapy. In most locations the reduced rates have the effect of reducing the amount of reimbursement for a unit of occupational or speech therapy and increasing the amount of reimbursement for a unit of physical therapy. The Company believes that such rate reductions will be completely or partially offset by cost reductions and changes in the method of delivering such services. Due to these changes in operations and cost structure and the relative size of the Company's therapy business, the Company does not expect these reimbursement changes to have a material adverse effect on the Company.

20.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In the fourth quarter of 1997, Centennial adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS No. 128). Prior year amounts have been restated in accordance with SFAS No. 128. Basic earnings per share is computed by dividing income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that could occur if options were exercised or convertible securities were converted into common stock. The assumption of the conversion of Series A and B Preferred Stock was anti-dilutive during 1996. The accretion and dividends accrued on Series A and B Preferred Stock and the accretion and dividends on Series C Preferred Stock was deducted from net income in the computation of net income applicable to common stock in 1997 and 1996. The following table calculates basic earnings per share and diluted earnings per share at December 31:

                                                              1997       1996       1995
                                                            --------   --------   --------
Income before extraordinary loss..........................  $ 10,385   $  2,779   $  1,876
Deduct: dividends and accretion of preferred stock........     5,874      2,192        -
                                                            --------   --------   --------

Income applicable to common stock
  before extraordinary loss...............................     4,511        587      1,876
Extraordinary loss on extinguishment
  of debt.................................................      (537)       -          -
                                                            --------   --------   --------
Income applicable to common stock.........................  $  3,974   $    587   $  1,876

Average common shares outstanding (in thousands)..........     8,289      4,742      1,506

Basic earnings per common share:
Income applicable to common stock
  before extraordinary loss...............................  $   0.54   $   0.12   $   1.25
Extraordinary loss on extinguishment
  of debt.................................................     (0.06)       -          -
                                                            --------   --------   --------

BASIC EARNINGS PER COMMON SHARE...........................  $   0.48   $   0.12   $   1.25
                                                            ========   ========   ========

Income applicable to common stock
  before extraordinary loss...............................  $  4,511   $    587   $  1,876
Add: Interest savings on convertible debt.................        65        -          -
                                                            --------   --------   --------
                                                               4,576        587      1,876
Extraordinary loss on extinguishment
  of debt.................................................      (537)       -          -
                                                            --------   --------   --------
Income applicable to common stock.........................  $  4,039   $    587   $  1,876

Average common shares outstanding (in thousands)..........     8,289      4,742      1,506
Add:  options (in thousands)..............................       173         40      1,095
                                                            --------   --------   --------
Average diluted common shares outstanding (in thousands)..     8,462      4,782      2,601

Diluted earnings per common share:
Income applicable to common stock
  before extraordinary loss...............................  $   0.54   $   0.12   $   0.72
Extraordinary loss on extinguishment
  of debt.................................................     (0.06)       -          -
                                                            --------   --------   --------

DILUTED EARNINGS PER COMMON SHARE.........................  $   0.48   $   0.12   $   0.72
                                                            ========   ========   ========

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements are effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect, if any, of these statements on its consolidated financial statements.

21. SUBSEQUENT EVENTS

  In January 1998, the Company signed management contracts for six skilled nursing facilities located in North Carolina, totaling 837 licensed available beds. Also in January 1998, the Centennial signed a management contract for a 59-bed acute care hospital in Northern Florida.

22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The table below sets forth summarized quarterly financial data for the years ended December 31, 1997 and 1996, (in thousands, except per share amounts):

                                                                              1997
                                                      --------------------------------------------------
                                                          First       Second         Third      Fourth
                                                         Quarter      Quarter       Quarter     Quarter
                                                      -----------  -----------   -----------  ----------
Total revenues........................................ $ 64,235     $ 71,939      $ 81,946     $ 86,153
Income before extraordinary loss......................    1,241        1,884         3,383        3,877
Extraordinary loss....................................      -            -            (537)         -
Net income ...........................................    1,241        1,884         2,846        3,877
Net income (loss) applicable to common
  shareholders........................................ $    454     $  1,452      $ (1,808)   $   3,877
                                                       ========     ========      ========    =========

Net income per common and common
  equivalent share:
  Basic:
    Income (loss) applicable to common stock
      before extraordinary loss....................... $   0.09     $   0.30      $  (0.11)   $    0.33
    Extraordinary loss on extinguishment of debt......      -            -           (0.05)         -
                                                       --------     --------      --------    ---------
    Income (loss) applicable to common stock.......... $   0.09     $   0.30      $  (0.16)   $    0.33
                                                       ========     ========      ========    =========
  Diluted:
    Income (loss) applicable to common stock
      before extraordinary loss......................     $0.09        $0.30      $  (0.10)   $    0.32
    Extraordinary loss on extinguishment of debt.....       -            -           (0.05)         -
                                                       --------     --------      --------    ---------
    Income (loss) applicable to common stock.........  $   0.09     $   0.30      $  (0.15)   $    0.32
                                                       ========     ========      ========    =========
  Proforma(1):
      Income applicable to common stock..............  $   0.18     $   0.23      $   0.30    $    0.32
                                                       ========     ========      ========    =========
Weighted average number of common stock and
  common stock equivalents outstanding:
  Basic..............................................     4,789        4,789        11,579       11,864
  Diluted............................................     4,827        4,828        11,870       12,188
  Proforma(1)........................................    11,738       11,876        12,026       12,186

Common stock market prices:
  High...............................................       N/A          N/A      $  23.000   $  25.125
  Low................................................       N/A          N/A      $  16.000   $  18.125


                                                                              1996
                                                      --------------------------------------------------
                                                          First       Second         Third      Fourth
                                                         Quarter      Quarter       Quarter     Quarter
                                                      -----------  -----------   -----------  ----------
Revenues.............................................  $ 55,935     $ 56,345      $ 58,341    $  62,427
Net income (loss)....................................      (105)       1,034           744        1,106
Net income (loss) applicable to common
  shareholders.......................................  $   (577)    $    562      $     96    $     506
                                                       ========     ========      ========    =========

Net income per common and common
  equivalent share:
  Income (loss) applicable to common
    stock--basic.....................................  $  (0.12)    $   0.12      $   0.02    $    0.11
                                                       ========     ========      ========    =========
  Income (loss) applicable to common
    stock--diluted...................................  $  (0.12)    $   0.12      $   0.02    $    0.11
                                                       ========     ========      ========    =========
  Income applicable to common stock--
    proforma(1)......................................  $   0.06     $   0.16      $   0.14    $    0.17
                                                       ========     ========      ========    =========


Weighted average number of common stock and
  common stock equivalents outstanding:
  Basic..............................................     4,734        4,742         4,746        4,746
  Diluted............................................     4,777        4,782         4,784        4,784
  Proforma(1)........................................    11,415       11,420        11,422       11,422

Common stock market prices:
  High...............................................       N/A          N/A           N/A          N/A
  Low................................................       N/A          N/A           N/A          N/A

------------
(1) Proforma assumes the Offering took place at the beginning of each period presented, and reflects the estimated reduction in interest expense, net of the related tax effect, and the reduction in preferred dividends and accretion. Proforma also excludes the extraordinary loss on early extinguishment of debt recorded in the third quarter of 1997.


                                        CENTENNIAL HEALTHCARE CORPORATION
                                                   SCHEDULE II
                                        VALUATION AND QUALIFYING ACCOUNTS

                                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                  (IN THOUSANDS)


                                            BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE AT
                                           BEGINNING OF    COST AND       OTHER                        END OF
               DESCRIPTIONS                   YEAR         EXPENSE       ACCOUNTS        OTHER          YEAR
----------------------------------------  ------------    ----------    -----------    ----------     ---------
Year ended
  December 31, 1997
  Allowance for doubtful
  accounts (deducted
  from accounts
  receivable)...........................   $   2,472     $     863     $    (637)(1)   $     300(2)  $   2,998
                                           =========     =========     =========       =========     =========

Year ended
  December 31, 1996
  Allowance for doubtful
  accounts (deducted
  from accounts
  receivable)...........................   $   5,912     $     851     $  (2,983)(1)   $  (1,308)(3) $   2,472
                                           =========     =========     =========       =========     =========

Year ended
  December 31, 1995
  Allowance for doubtful
  accounts (deducted
  from accounts
  receivable)...........................   $      71     $   1,035     $    (348)(1)   $   5,154(4)  $   5,912
                                           =========     =========     =========       =========     =========

-----------------
(1) Accounts receivable that were previously reserved that were directly written-off to allowance for doubtful accounts.
(2) Allowance transferred from notes receivable.
(3) Due to reclassification of accounts receivable to notes receivable and related reserve.
(4) Reserve on December 31, 1995 balance sheet of Transitional Health Services, Inc. which was consolidated with the Company as of December 31, 1995 totaling $5,491 and reclassification of account receivable to notes receivable and stated reserve totaling $(337).

                                 EXHIBIT INDEX


Exhibit                                    Description
-------     ---------------------------------------------------------------------------------
  3.1  --   Third Amended and Restated Articles of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1 of the Company's Registration
            Statement on Form S-1, Registration No. 333-24267, as amended).
  3.2  --   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit
            3.2 of the Company's Registration Statement on Form S-1 Registration No.
            333-24267, as amended).
  4.1  --   Third Amended and Restated Articles of Incorporation of the Company, including, without limitation Article III and Articel VII (incorporated by reference to
            Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration
            No. 333-24267, as amended).
 10.1  --   WelCare International, Inc. 1994 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1,
            Registration No. 333-24267, as amended)
 10.2  --   WelCare International, Inc. 1996 Executive Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration
            No. 333-24267, as amended)
 10.3  --   WelCare International, Inc. 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1,
            Registration No. 333-24267, as amended)
 10.4  --   Centennial HealthCare Corporation 1997 Stock Plan (incorporated by reference to
            Exhibit 10.4 of the Company's Registration Statement on Form S-1, Registration No.
            333-24267, as amended)
 10.5  --   Second Amended and Restated Credit Agreement dated December 16, 1997 by and among Centennial HealthCare Corporation and the Borrowers named therein, the
            Lenders named therein, and Core States Bank, N.A. and NationsBank, N.A., as lenders and agents for the Lenders
 10.6  --   Amended and Restated Employment Agreement between WelCare International, Inc.
            and J. Stephen Eaton dated December 31, 1995 (incorporated by reference to
            Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No.
            333-24267, as amended)
 10.7  --   Amended and Restated Employment Agreement between Paragon Rehabilitation, Inc. and Laurence
            W. Lepley, Jr. dated as of January 1, 1998.
 10.8  --   Registration Rights Agreement dated December 31, 1995 by and between the Company and the Shareholders as defined therein, as amended  (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Registration
            No. 333-24267, as amended)
 10.9  --   Lease between Grant Park Nursing Home L.P. and WelCare Acquisition Corp. n/k/a
            Centennial Acquisition Corporation ("CAC") commencing on January 1, 1993
            (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement
            on Form S-1, Registration No. 333-24267, as amended)
10.10  --   Amended and Restated Lease Agreement by and between Ashton Woods Limited
            Partnership and WelCare/Ashton Properties, Inc. n/k/a Centennial /Ashton
            Properties Corporation ("CAPC"), dated December 20, 1994 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1,
            Registration No. 333-24267, as amended)
10.11  --   Amended and Restated Lease Agreement by and between EBT Healthcare Properties,
            L.P. and CHPC dated July 6, 1994 (incorporated by reference to Exhibit 10.12 of the
            Company's Registration Statement on Form S-1, Registration No. 333-24267, as
            amended)
10.12  --   Operating Lease by and between Health Care Property Investors, Inc. and Cardinal of Indiana, Inc., as amended by that certain Amendment to Operating Lease dated
            November 1, 1993, as amended by that certain Second Amendment to Operating Lease dated April 1, 1994, as amended by that certain Third Amendment to Operating
            Lease dated March 31, 1995, as amended by that certain Fourth Amendment to
            Operating Lease dated January 1, 1996, as assigned. (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, Registration
            No. 333-24267, as amended)
10.13  --   Lease Agreement by and between Healthcare Realty Trust Incorporated and Cardinal
            Development Co., Inc. ("Cardinal"), as amended by that certain Amendment Number
            One to Lease Agreement dated November 1, 1993, as assigned to THP pursuant to that certain Lease Agreement, Consent and Release dated March 1, 1994
            (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement
            on Form S-1, Registration No. 333-24267, as amended)
10.14  --   Lease Agreement by and between House Investments - Nursing Homes Partners I and
            THP dated November 1, 1993  (incorporated by reference to Exhibit 10.18 of the
            Company's Registration Statement on Form S-1, Registration No. 333-24267, as
            amended)
10.15  --   Operating Lease by and between HCPI Charlotte, Inc. and THP dated June 19, 1995
            (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement
            on Form S-1, Registration No. 333-24267, as amended)
10.16  --   Amended and Restated Management Agreement by and between Montclair Medical
            Investors, Ltd., and CHMC dated January 1, 1995  (incorporated by reference to
            Exhibit 10.28 of the Company's Registration Statement on Form S-1, Registration No.
            333-24267, as amended)
 11.1  --   Statement Regarding Computation of Per Share Earnings
 21.1  --   List of Subsidiaries
 23.1  --   Consent of Coopers & Lybrand, L.L.P.
 27.1  --   Financial Data Schedule
 27.2  --   Restated Financial Data Schedule (Annual)
 27.3  --   Restated Financial Data Schedule (Quarterly)
 99.1  --   Cautionary Statements Regarding Forward-Looking Statements