Form 10-Q
period 1998-03-31
CENTENNIAL HEALTHCARE CORP
filed 1998-05-15
CIK 1035118

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   March 31, 1998
                                           --------------
                             OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to __________

                              Commission file number    001-35118
                                                        ---------

                       CENTENNIAL HEALTHCARE CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


                      Georgia                          58-1839701
             -------------------------------------------------------------
               (State or other jurisdiction         (I.R.S. Employer
             of incorporation or organization)    (identification No.)


        400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346
        ----------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)


       Registrant's telephone number, including area code   770-698-9040
                                                           -------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                       ---------    ---------

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

  There were 11,923,618 shares of Common Stock outstanding as of May 5, 1998

                           CENTENNIAL HEALTHCARE INC
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                    Page
                                                                    ----

Item 1.  Financial Statements                                        3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                          13

Item 2.  Changes in Securities and Use of Proceeds                  13

Item 3.  Defaults Upon Senior Securities                            13

Item 4.  Submission of Matters to a Vote of Security Holders        13

Item 5.  Other Information                                          13

Item 6.  Exhibits and Reports on Form 8-K                           13

Signatures                                                          14

ITEM I - FINANCIAL STATEMENTS

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        March 31,  December 31,
                                                          1998         1997
                                                        ---------  ------------
                         ASSETS
Current assets:
 Cash and cash equivalents ...........................  $  3,626     $  4,011
 Patient accounts receivable and
   third-party payor settlements, net of
   allowance for doubtful accounts of
   approximately $3,100 and $3,000....................    79,372       72,222
 Other receivables ...................................    24,165       14,612
 Deferred income taxes ...............................     2,511        2,511
 Prepaid expenses and other current assets ...........     2,978        1,259
                                                        --------     --------
   Total current assets ..............................   112,652       94,615

 Property and equipment, net..........................    75,592       74,379
 Intangible assets, net ..............................    50,862       51,331
 Notes receivable and other assets ...................    22,832       23,324
                                                        --------     --------
   Total assets.......................................  $261,938     $243,649
                                                        ========     ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities ............  $ 39,941     $ 40,785
 Other current liabilities............................     8,524        8,270
                                                        --------     --------
   Total current liabilities..........................    48,465       49,055
Long-term debt, less current maturities...............    93,892       78,913
Other long-term liabilities ..........................     2,531        2,577
                                                        --------     --------
                                                         144,888      130,545

Commitments and contingencies
Shareholders' equity:
 Common stock with par value of $.01; 50,000,000
   shares authorized; 11,877,645 and 11,862,320
   shares issued and outstanding .....................       119          119
 Paid-in capital .....................................   101,419      101,299
 Retained earnings....................................    16,040       12,214
                                                        --------     --------
                                                         117,578      113,632
Note receivable from shareholder......................      (528)        (528)
                                                        --------     --------
   Net shareholders' equity ..........................   117,050      113,104
                                                        --------     --------
   Total liabilities and shareholders' equity ........  $261,938     $243,649
                                                        ========     ========


See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three Months
                                                            Ended March 31,
                                                         --------------------
                                                          1998          1997
                                                         -------      -------
Revenues:
 Net patient service revenues..........................  $83,379      $62,372
 Management fees and other revenues....................    3,693        1,863
                                                         -------      -------
  Total revenues.......................................   87,072       64,235
                                                         -------      -------
Expenses:
 Facility operating expenses:
  Salaries, wages and benefits.........................   41,572       33,273
  Other operating expenses.............................   24,698       16,399
 Lease expense.........................................    5,409        5,083
 Corporate administrative costs .......................    4,943        3,368
 Depreciation and amortization ........................    2,283        1,521
                                                         -------      -------
  Total operating expenses ............................   78,905       59,644
                                                         -------      -------
                                                           8,167        4,591
                                                         -------      -------
Other income (expense):
 Interest income ......................................      121          148
 Interest expense .....................................   (1,913)      (2,629)
                                                         -------      -------
  Total other expense .................................   (1,792)      (2,481)
                                                         -------      -------
                                                           6,375        2,110
Provision for income taxes ............................    2,486          796
                                                         -------      -------
Income before minority interest
   and extraordinary loss .............................    3,889        1,314
Minority interest in net income
   of subsidiary, net of income taxes .................      (63)         (74)
                                                         -------      -------

  Net income ..........................................    3,826        1,240
Dividends and accretion on preferred stock.............        -          786
                                                         -------      -------
Income applicable to common stock......................  $ 3,826      $   454
                                                         =======      =======
Income applicable to common stock
   per common stock and common stock
   equivalent share:
 Basic ................................................  $  0.32      $  0.09
                                                         =======      =======
 Diluted ..............................................  $  0.32      $  0.09
                                                         =======      =======

Weighted average number of common stock and
   common stock equivalents outstanding:
 Basic ................................................   11,866        4,789
                                                         =======      =======
 Diluted ..............................................   12,202        4,827
                                                         =======      =======

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                            Note
                                      Common Stock                        Receivable
                                    ---------------  Paid-in   Retained     from
                                     Shares  Amount  Capital   Earnings  Shareholder    Net
                                    ------- -------  -------   --------  ----------- --------
Balance at December 31, 1997....    11,862   $119   $101,299   $12,214    $(528)     $113,104
Exercise of stock options.......        15      -        120         -        -           120
Net income......................         -      -          -     3,826        -         3,826
                                    ------   ----   --------   -------    -----      --------
Balance at March 31, 1998.......    11,877   $119   $101,419   $16,040    $(528)     $117,050
                                    ======   ====   ========   =======    =====      ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                             Three Months
                                                            Ended March 31,
                                                         --------------------
                                                          1998          1997
                                                         -------      -------
Operating Activities:
 Net income............................................  $ 3,826      $ 1,240
 Adjustments to reconcile net income to net cash
     used in operating activities:
   Depreciation and amortization.......................    2,283        1,521
   Amortization of discount on subordinated debt.......        -           22
   Deferred income taxes...............................        -          690
   Consulting expenses offset against
     note receivable...................................       31           31
   Minority interest ..................................      103           74
   Provision for doubtful accounts.....................      152          146
   Change in assets and liabilities:
     Accounts receivable...............................   (7,303)      (3,843)
     Prepaid expenses and other assets.................   (5,206)          12
     Accounts payable, accrued liabilities and
       other current liabilities.......................     (391)      (3,348)
     Other ............................................      (11)         165
                                                         -------      -------
       Cash used in operating activities...............   (6,516)      (3,290)
                                                         -------      -------
Investing Activities:
 Purchases of property and equipment...................   (2,553)        (876)
 Notes and advances receivable, net of repayments .....   (6,046)           -
 Other ................................................     (220)      (1,064)
                                                         -------      -------
       Cash used in investing activities ..............   (8,819)      (1,940)
                                                         -------      -------
Financing Activities:
 Proceeds from issuance of preferred stock ............        -       10,000
 Proceeds from the exercise of stock options ..........      120            9
 Proceeds from borrowings .............................   15,200            -
 Distributions paid to minority partners ..............      (74)         (74)
 Payments of dividends to preferred shareholders.......        -          (85)
 Borrowings from related party, net of repayments......      (75)         332
 Principal payments on long-term debt..................     (221)        (475)
                                                         -------      -------
       Cash provided by financing activities...........   14,950        9,707
                                                         -------      -------
Net increase (decrease) in cash and cash equivalents...     (385)       4,477

Cash and cash equivalents, beginning of period.........    4,011        6,030
                                                         -------      -------
Cash and cash equivalents, end of period...............  $ 3,626      $10,507
                                                         =======      =======




See accompanying notes to condensed consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1998

NOTE 1--BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 and notes thereto contained in Centennial HealthCare Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission (Commission File No. 001-35118).

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998 or any interim period.

Certain amounts in the 1997 financial statements have been reclassified for comparative purposes.


NOTE 2--MANAGEMENT AGREEMENTS

During the first quarter of 1998, Centennial HealthCare Corporation ("Centennial" or the "Company"), entered into management agreements for six skilled nursing facilities, with a total of 836 licensed available beds, located in North Carolina. The agreements each have a five-year term, and provide the Company with a right of first refusal to purchase the related facilities.

Also in the first quarter of 1998, the Company entered into a management agreement for a 59-bed rural hospital in northern Florida. The agreement has an initial term of three years with a subsequent renewal option and provides the Company with a right of first refusal to purchase the facility. The Company has also agreed to provide the lessor of the facility with a revolving working capital line of credit of up to $500,000.


NOTE 3--EARNINGS PER SHARE

The calculation of earnings per share (EPS) is as follows (in thousands, except per share amounts):

                                                              Three Months Ended
                                                                   March 31,
                                                                 1998     1997
                                                               -------   ------
 Income before dividends and accretion on preferred stock..... $ 3,826   $1,240
 Deduct: dividends and accretion of preferred stock...........       -      786
                                                               -------   ------

 Income applicable to common stock............................   3,826      454
                                                               =======   ======

 Weighted average common shares outstanding...................  11,866    4,789
                                                               =======   ======

 BASIC EARNINGS PER COMMON SHARE.............................. $  0.32   $ 0.09
                                                               =======   ======

 Income applicable to common stock............................   3,826      454
 Interest savings on convertible debt (net of tax)............      24        -
                                                               -------   ------

 Income applicable to common stock............................   3,850      454
                                                               =======   ======

 Weighted average common shares outstanding...................  11,866    4,789
 Dilutive effect of stock options.............................     336       38
                                                               -------   ------

 Shares applicable to diluted EPS.............................  12,202    4,827
                                                               =======   ======

 DILUTED EARNINGS PER COMMON SHARE............................ $  0.32   $ 0.09
                                                               =======   ======

NOTE 4--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS No.
131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. SFAS No. 131 is required to be applied beginning with the Company's 1998 annual financial statements. The Company has not yet determined the effect, if any, of this statement on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Statements of Operations for the three-month period ended March 31, 1998 and 1997.

   Certain statements in this Form 10-Q, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding the intent, belief or current expectations of Centennial HealthCare Corporation and members of its management team. Management cautions that a variety of factors could cause Centennial HealthCare's actual results to differ materially from the anticipated results expressed in such Forward-Looking Statements. Important factors currently known to management that could cause actual results to differ materially from those in Forward-Looking Statements are set forth in Centennial HealthCare's cautionary statements regarding Forward-Looking Statements (Exhibit 99.1 to this report), which statements are incorporated herein by reference.


RESULTS OF OPERATIONS

Centennial's revenues and earnings for the three-month period ended March 31, 1998 as compared to the same period for 1997 continued to grow from both expansion and increases in current operations and as a result of acquisitions.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $62.4 million in the first quarter of 1997 to $83.4 million in the same period in 1998, an increase of $21.0 million or 33.7%. Total revenues associated with Total Care Consolidated, Inc., ("TCC"), which the Company acquired in May 1997, approximated $6.7 million during the first quarter of 1998. In August 1997, the Company acquired substantially all of the business and assets of Complex Care, Inc. ("CCI"), a provider of physical, occupational and speech therapy services through approximately 45 contracts with long-term care facilities. Total revenues associated with the CCI contracts approximated $4.2 million in the first quarter of 1998. In March and June 1997, the Company began operating two rural hospitals (the "Hospitals"), located in northern Florida. For the first quarter of 1998, revenues associated with the Hospitals approximated $2.7 million. In December 1997, Centennial acquired a 58-bed skilled nursing facility in Florida, (the "Florida Facility"), which had previously been managed by the Company since June 1991. Total revenues associated with the Florida Facility approximated $883,000 in the first quarter of 1998. The remaining increase of $6.5 million was attributable to growth in existing facility revenues and therapy contract revenues. The increase in existing facility revenues during 1997 of approximately $4.3 million resulted primarily from an increase in the quality revenue mix of the facilities due to increasing admissions of higher acuity patients and from the increase in the delivery of specialty services. The Company also experienced general rate increases at its nursing facilities which increased patient service revenues in the first quarter of 1998 compared to the same period in 1997. The increase in revenues at the Company's subsidiary providing therapy services of approximately $2.2 million resulted from the net addition of 17 rehabilitation therapy services contracts.

MANAGEMENT FEES AND OTHER REVENUES. Management fees and other revenues increased from $1.9 million in the first quarter of 1997 to $3.7 million in the first quarter of 1998, an increase of $1.8 million, or 98.2%, which was attributable primarily to the addition of facility management agreements subsequent to the first quarter of 1997 and revenue for the performance of additional services to existing managed facilities.

FACILITY OPERATING EXPENSES. Facility operating expenses increased from $49.7 million in the first quarter of 1997 to $66.3 million in the same period in 1998, an increase of $16.6 million or 33.4%, of which TCC and the CCI therapy contracts added approximately $6.4 million and $3.1 million, respectively, in the first quarter of 1998 compared to the same period in 1997. The Hospitals and the Florida Facility added $2.2 million and approximately $665,000 to operating expenses, respectively, during the first quarter of 1998 compared to 1997. The Company's expenses from existing contract therapy services increased $1.4 million in the first quarter of 1998 over the prior year period due primarily to growth in therapy contracts. The remaining $2.8 million was attributable primarily to an increase in costs at existing long-term care facilities and to providing care for higher acuity patients in the first quarter of 1998 as compared to the prior year period.

LEASE EXPENSE. Lease expense increased from $5.1 million in 1997 to $5.4 million in 1998, an increase of approximately $326,000, or 6.4%. The Hospitals added approximately $90,000 in the first quarter of 1998 compared to the first quarter of 1997. The remaining increase of approximately $236,000 was due primarily to rent escalations in certain facility leases, which are tied to increases in operating revenue and income.

CORPORATE ADMINISTRATIVE COSTS. Corporate administrative costs increased from $3.4 million in 1997 to $4.9 million in 1998, an increase of $1.5 million, or 46.8%, which was due primarily to additional overhead incurred to accommodate the expansion in therapy services contracts, including the acquisition of the CCI contracts, the addition of long-term care facility management agreements, and the acquisition of TCC and the Hospitals.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $1.5 million in the first quarter of 1997 to $2.3 million in the same period in 1998, an increase of approximately $762,000, or 50.1%, which was primarily attributable to acquisitions and additional depreciation expense incurred as a result of fixed asset purchases.

INTEREST EXPENSE. Interest expense decreased from $2.6 million in 1997 to $1.9 million in 1998, a decrease of approximately $716,000, or 27.2%, which was primarily attributable to the repayment of $25.3 million of subordinated debt in the third quarter of 1997, repayment of $35.1 million outstanding under the Company's Second Amended and Restated Credit Facility with CoreStates Bank, N.A. and NationsBank, N.A. as agents and lenders and the other lenders named therein (the "Senior Credit Facility") in the third and fourth quarters of 1997, as a result of the completion of the Company's initial public offering, (which occurred in July 1997), and the increase in debt of approximately $44.0 million related to borrowings for acquisitions and working capital.

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased from 37.7% in the first quarter of 1997 to 39.0% in the first quarter of 1998, an increase in the rate of 1.3%. This increase was primarily attributable to an anticipated increase in the Company's average state tax rate and a proportional increase in non-deductible expenses for federal tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash during the first quarter of 1998 was borrowings under its Senior Credit Facility. Cash was used by the Company for capital improvements at several existing facilities, working capital advances under arrangements with certain of the Company's managed facilities and the day-to-day operations of the Company's business. The Company anticipates using borrowings under the Senior Credit Facility to fund the growth in operations of its existing facilities, the expansion and development of specialty services, and the acquisition or management of additional long-term care facilities and related service providers.

Working capital increased from $45.6 million at December 31, 1997, to $64.2 million at March 31, 1998 primarily attributable to increases in patient accounts receivable, working capital advances under arrangements with certain of the Company's managed facilities, and annual deposits for the Company's 1998 insurance contracts. Patient accounts receivable increased from $72.2 million at December 31, 1997 to $79.4 million at March 31, 1998, an increase of $7.2 million. Of this increase, approximately $3.5 million was due primarily to increases in Medicare reimbursement rates at many of the Company's long-term care facilities associated with the Company's continued expansion of specialty services. Costs incurred under the Medicare program are reimbursed on a retroactive basis, which extends the collection time of these receivables. In addition, during the first quarter of 1998, the Company experienced a general slow-down in payments from Medicare and several Medicaid payors resulting from Medicare's expanded review of long-term care billing practices, delays in the processing of non-resident eligibility documentation in the District of Columbia and increases in payment turnover from previous levels at the Company's facilities in Michigan. These factors resulted in an increase of approximately $3.0 million in patient accounts receivable during the first quarter of 1998. The balance of approximately $700,000 relates to general increases at the facilities. Working capital advances under arrangements with certain of the Company's managed facilities increased by approximately $6.1 million, and annual deposits related to the Company's insurance contracts increased by approximately $1.7 million in the first quarter of 1998.

The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $2.6 million or approximately $439 per bed for the three-month period. These expenditures included the expansion of existing facilities and the selected renovation of certain facilities.

During the first quarter of 1998, the Company borrowed $15.2 million in working capital loans under the Senior Credit Facility which were utilized primarily to finance capital expenditures at existing facilities and to provide working capital. As of March 31, 1998, the Company had $56.5 million outstanding and approximately $61.5 million available under its Senior Credit Facility, net of issued standby letters of credit of approximately $7.0 million.

The Company believes that operating cash flow and availability under the Senior Credit Facility will be sufficient to finance its activities and to fund future acquisitions.

HEALTH CARE REFORM

The Balanced Budget Act of 1997, (the "Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system for skilled services. The Medicare prospective payment rate, which reimburses for routine service, ancillary and capital costs, will initially be a blended rate based on
(i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and freestanding (skilled nursing facility) 1995 costs reports, adjusted to remove geographic, wage-related, inflationary and case mix differences between facilities. The blended rate will be further adjusted by a facility-specific case mix (acuity) index. The exact amount of these adjustments has not yet been released by the Secretary of the Department of Health and Human Services.

Management believes that, due to the cost structure at its facilities in 1995 and its costs as compared to other facilities in its markets, the Company's overall reimbursement rates should not be lower than current rates and could possibly be higher. However, until the rates are ultimately determined under the prospective payment system, the Company will not be able to determine the exact nature or long term financial impact of the legislative changes. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Company. During the first quarter of 1998, the Company derived 20% of its revenues from Medicare at its long-term care facilities.

The Act has also targeted the Medicare home health program for reductions in spending of approximately $16.2 billion over the next five years, also primarily through the implementation of a prospective payment system. An interim payment system ("IPS") will remain in effect until the new prospective payment system is implemented for cost reporting periods beginning on or after October 1, 1999. The interim payment system is effective for cost reporting periods beginning on or after October 1, 1997. The Act requires home health agencies to be reimbursed through IPS at the lesser of:

 .  Actual costs
 .  Per visit cost limits reduced to 105% of the median per visit costs for freestanding home health agencies; or
 . A new blended agency-specific per beneficiary annual limit applied to the agency's unduplicated census count of Medicare patients and based on 98% of fiscal year 1994 reasonable costs.

Implementation of these new limits could effectively reduce reimbursement 15-20% according to industry experts. During the first quarter of 1998, the Company derived 8% of its revenues from home health care.

Effective April 10, 1998, regulations were adopted by Health Care Financing Administration which temporarily change the basis of reimbursement for contract therapy services, including physical therapy, respiratory therapy, occupational therapy and speech language pathology. These regulations impose regionally-adjusted salary equivalency rates as reimbursement caps for occupational, speech and physical therapy. In most locations the reduced rates have the effect of reducing the amount of reimbursement for a unit of occupational or speech therapy and increasing the amount of reimbursement for a unit of physical therapy. The Company believes that such rate reductions will be completely or partially offset by cost reductions, changes in the method of delivering such services and the addition of new therapy contracts. This salary equivalency rate methodology for reimbursement effectively phases out with the implementation of the prospective payment system for skilled nursing facilities as summarized above. Due to these changes in operations and cost structure and the relative size of the Company's therapy business, the Company does not expect these reimbursement changes to have a material long-term adverse effect on the Company. During the first quarter of 1998, the Company derived 14% of its revenues contract therapy services.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          As of March 31, 1998, the Company did not have any pending legal proceedings that separately or in the aggregate would be likely to have a material adverse effect on the business or results of operations of the Company. The Company is, and may be in the future, party to litigation or administrative proceedings which arise in the normal course of its business.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

ITEM 5.   OTHER INFORMATION.

          Effective January 1, 1998, Centennial entered into long-term management agreements for six skilled nursing facilities, with a total of 836 licensed available beds, located in eastern North Carolina. Under the terms of these five year management agreements, the Company will receive a management fee equal to 6.5% of each facility's revenues. In addition, the Company entered into a management agreement for a 59-bed rural hospital in northern Florida, where the Company currently provides home health services and operates a nursing home and two other rural hospitals.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               3.1 Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

               3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration No. 333-24267, as amended).

               4.1 Third Amended and Restated Articles of Incorporation of the Company, including without limitation Article III and
                    Article VII (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

              11.1  Statement Regarding Computation of Per Share Earnings

              27.1  Financial Data Schedule (For SEC use only)

              99.1  Cautionary Statements

          (b)  Reports on Form 8-K.
               None.
                                       13

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 14, 1998              CENTENNIAL HEALTHCARE CORPORATION

                                    By: /s/ J. Stephen Eaton
                                        ----------------------------------------
                                        J. Stephen Eaton, Chairman of the Board,
                                        President and Chief Executive Officer

Date:     May 14, 1998

                                    By: /s/ Alan C. Dahl
                                        ----------------------------------------
                                        Alan C. Dahl, Executive Vice President
                                        and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

   3.1 Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

   3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration No. 333-24267, as amended).

   4.1 Third Amended and Restated Articles of Incorporation of the Company, including without limitation Article III and
                    Article VII (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

  11.1              Statement Regarding Computation of Per Share Earnings

  27.1              Financial Data Schedule (For SEC use only)

  99.1              Cautionary Statements