Form 10-Q
period 1998-06-30
CENTENNIAL HEALTHCARE CORP
filed 1998-08-14
CIK 1035118

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  EXCHANGE ACT OF 1934

           For the quarterly period ended   June 30, 1998
                                           ---------------
                              OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to

                              Commission file number   001-35118
                                                       ---------

                       CENTENNIAL HEALTHCARE CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

                      Georgia                  58-1839701
             --------------------------------------------------------
               (State or other jurisdiction       (I.R.S. Employer
             of incorporation or organization)   identification No.)


        400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346
        ----------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)


       Registrant's telephone number, including area code   770-698-9040
                                                           -------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                       ---------    -------

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  There were 11,923,618 shares of Common Stock outstanding as of August 5, 1998

                           CENTENNIAL HEALTHCARE INC
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                     Page
                                                                     ----

Item 1.  Financial Statements                                          3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                            16

Item 2.  Changes in Securities and Use of Proceeds                    16

Item 3.  Defaults Upon Senior Securities                              16

Item 4.  Submission of Matters to a Vote of Security Holders          16

Item 5.  Other Information                                            16

Item 6.  Exhibits and Reports on Form 8-K                             17

Signatures                                                            18

ITEM I - FINANCIAL STATEMENTS

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                         JUNE 30,   DECEMBER 31,
                                                           1998         1997
                                                         ---------  ------------
                         ASSETS
Current assets:
 Cash and cash equivalents.............................   $  5,756    $  4,011
 Patient accounts receivable and
   third-party payor settlements, net of
   allowance for doubtful accounts of
   approximately $3,200 and $3,000.....................     86,987      72,222
 Other receivables.....................................     25,737      14,612
 Deferred income taxes.................................      2,511       2,511
 Prepaid expenses and other current assets.............      2,615       1,259
                                                          --------    --------
   Total current assets................................    123,606      94,615

 Property and equipment, net............................    75,301      74,379
 Intangible assets, net.................................    50,353      51,331
 Notes receivable and other assets......................    23,680      23,324
                                                          --------    --------
   Total assets.........................................  $272,940    $243,649
                                                          ========    ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities...............  $ 41,722    $ 40,785
 Other current liabilities..............................     9,471       8,270
                                                          --------    --------
   Total current liabilities............................    51,193      49,055
Long-term debt, less current maturities.................    99,360      78,913
Other long-term liabilities.............................     1,329       2,577
                                                          --------    --------
                                                           151,882     130,545

Commitments and contingencies (Note 3)
Shareholders' equity:
 Common stock with par value of $.01; 50,000,000
    shares authorized; 11,923,618 and 11,862,320
    shares issued and outstanding.......................       119         119
 Paid-in capital........................................   101,593     101,299
 Retained earnings......................................    19,874      12,214
                                                          --------    --------
                                                           121,586     113,632
Note receivable from shareholder........................      (528)       (528)
                                                          --------    --------
    Net shareholders' equity............................   121,058     113,104
                                                          --------    --------
    Total liabilities and shareholders' equity..........  $272,940    $243,649
                                                          ========    ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            THREE MONTHS          SIX MONTHS
                                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                                         -------------------  -------------------
                                                                           1998       1997      1998       1997
                                                                         --------   -------   -------    -------
Revenues:
 Net patient service revenues........................................   $ 84,042   $ 70,202  $167,421   $132,573
 Management fees and other revenues..................................      3,858      1,737     7,551      3,601
                                                                        --------   --------  --------   --------
  Total revenues.....................................................     87,900     71,939   174,972    136,174
                                                                        --------   --------  --------   --------
Expenses:
 Facility operating expenses:
  Salaries, wages and benefits.......................................     43,348     34,988    84,920     68,261
  Other operating expenses...........................................     23,281     20,392    47,979     36,791
 Lease expense.......................................................      5,746      5,350    11,155     10,433
 Corporate administrative costs......................................      5,247      3,846    10,190      7,214
 Depreciation and amortization.......................................      2,379      1,613     4,662      3,134
                                                                        --------   --------  --------   --------
  Total operating expenses...........................................     80,001     66,189   158,906    125,833
                                                                        --------   --------  --------   --------
                                                                           7,899      5,750    16,066     10,341
                                                                        --------   --------  --------   --------
Other income (expense):
 Interest income.....................................................        800        167       921        316
 Interest expense....................................................     (2,316)    (2,658)   (4,229)    (5,288)
                                                                        --------   --------  --------   --------
  Total other expense................................................     (1,516)    (2,491)   (3,308)    (4,972)
                                                                        --------   --------  --------   --------
                                                                           6,383      3,259    12,758      5,369
Provision for income taxes...........................................      2,489      1,270     4,975      2,094
                                                                        --------   --------  --------   --------
Income before minority interest......................................      3,894      1,989     7,783      3,275
Minority interest in net income of subsidiary,
 net of income taxes.................................................        (60)      (105)     (123)      (150)
                                                                        --------   --------  --------   --------
  Net income.........................................................      3,834      1,884     7,660      3,125
Dividends and accretion on preferred stock...........................          -        432         -      1,219
                                                                        --------   --------  --------   --------
Income applicable to common stock....................................    $ 3,834    $ 1,452  $  7,660   $  1,906
                                                                        ========   ========  ========   ========
Income applicable to common stock
 per common stock and common stock equivalent share:
 Basic...............................................................      $0.32      $0.30     $0.64      $0.40
                                                                        ========   ========  ========   ========
 Diluted.............................................................      $0.32      $0.30     $0.63      $0.39
                                                                        ========   ========  ========   ========
Weighted average number of common stock and
 common stock equivalents outstanding:
 Basic...............................................................     11,910      4,789    11,888      4,799
                                                                        ========   ========  ========   ========
 Diluted.............................................................     12,215      4,828    12,213      4,837
                                                                        ========   ========  ========   ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                  NOTE
                                         COMMON STOCK                          RECEIVABLE
                                      -----------------    PAID-IN   RETAINED     FROM
                                      SHARES     AMOUNT    CAPITAL   EARNINGS  SHAREHOLDER    NET
                                      --------   ------    -------   --------  ----------- --------
Balance at December 31, 1997....       11,862     $ 119   $101,299   $12,214     $ (528)   $113,104
Exercise of stock options.......           61         -        294         -          -         294
Net income......................            -         -          -     7,660          -       7,660
                                      -------     -----   --------   -------     ------    --------
Balance at June 30, 1998........       11,923     $ 119   $101,593   $19,874     $ (528)   $121,058
                                      =======     =====   ========   =======     ======    ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                              SIX MONTHS
                                                             ENDED JUNE 30,
                                                          ------------------
                                                            1998       1997
                                                          -------    -------
Operating Activities:
 Net income............................................   $ 7,660    $ 3,125
 Adjustments to reconcile net income to net cash
     used in operating activities:
   Depreciation and amortization.......................     4,662      3,134
   Amortization of discount on subordinated debt.......         -         58
   Deferred income taxes...............................         -      1,739
   Consulting expenses offset against
     note receivable...................................        62         62
   Minority interest...................................       201        247
   Provision for doubtful accounts.....................       684        297
   Change in assets and liabilities:
     Accounts receivable...............................   (16,243)    (8,932)
     Prepaid expenses and other assets.................    (8,100)    (3,091)
     Accounts payable, accrued liabilities and
       other current liabilities.......................     2,337        168
     Other.............................................       (40)       161
                                                         --------   --------
       Cash used in operating activities...............    (8,777)    (3,032)
                                                         --------   --------

Investing Activities:
 Purchases of property and equipment...................    (3,699)    (2,030)
 Notes and advances receivable, net of repayments......    (5,447)       114
 Acquisitions, net of cash acquired....................         -     (6,000)
 (Increase) decrease in restricted cash................        (5)     4,680
 Other.................................................      (613)      (764)
                                                         --------   --------
       Cash used in investing activities...............    (9,764)    (4,000)
                                                         --------   --------

Financing Activities:
 Proceeds from issuance of preferred stock.............         -     10,000
 Proceeds from the exercise of stock options...........       294         11
 Proceeds from borrowings..............................    21,200      6,000
 Distributions paid to minority partners...............      (148)      (148)
 Payments of dividends to preferred shareholders.......         -       (249)
 Payments on amounts due to related party..............      (307)      (192)
 Principal payments on long-term debt..................      (753)      (887)
                                                         --------   --------
       Cash provided by financing activities...........    20,286     14,535
                                                         --------   --------

Net increase in cash and cash equivalents..............     1,745      7,503

Cash and cash equivalents, beginning of period.........     4,011      6,030
                                                         --------   --------

Cash and cash equivalents, end of period...............  $  5,756   $ 13,533
                                                         ========   ========

See accompanying notes to condensed consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998 or any interim period.

Certain amounts in the 1997 financial statements of Centennial HealthCare Corporation ("Centennial" or the "Company") have been reclassified for comparative purposes.


NOTE 2--EARNINGS PER SHARE

The calculation of earnings per share is as follows (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                     JUNE 30,           JUNE 30,
                                                                -------------------  -----------------
                                                                  1998       1997      1998      1997
                                                                 -------    ------   -------   -------
Income before dividends and accretion on preferred stock.......  $ 3,834    $1,884   $ 7,660   $ 3,125
Dividends and accretion of preferred stock.....................        -      (432)        -    (1,219)
                                                                 -------    ------   -------   -------
Income applicable to common stock..............................  $ 3,834    $1,452   $ 7,660   $ 1,906
Weighted average common shares outstanding.....................   11,910     4,789    11,888     4,799
BASIC EARNINGS PER COMMON SHARE................................  $  0.32    $ 0.30   $  0.64   $  0.40
                                                                 =======    ======   =======   =======
Income applicable to common stock..............................  $ 3,834    $1,452   $ 7,660   $ 1,906
Interest savings on convertible debt (net of tax)..............       24         -        48         -
                                                                 -------    ------   -------   -------
Income applicable to common stock..............................  $ 3,858    $1,452   $ 7,708   $ 1,906

Weighted average common shares outstanding.....................   11,910     4,789    11,888     4,799
Dilutive effect of stock options...............................      180        39       200        38
Conversion of convertible debt.................................      125         -       125         -
                                                                 -------    ------   -------   -------
Average diluted common shares outstanding......................   12,215     4,828    12,213     4,837

DILUTED EARNINGS PER COMMON SHARE..............................  $  0.32    $ 0.30   $  0.63   $  0.39
                                                                 =======    ======   =======   =======

NOTE 3--COMMITMENTS AND CONTINGENCIES

On December 16, 1997, the Company expanded its Senior Credit Facility with CoreStates Bank, N.A., (now known as First Union National Bank (First Union)), and NationsBank, N.A., (NationsBank), as agents and lenders and the other lenders named herein, through an amendment to its existing credit agreement (the "Senior Credit Facility"). The Company's maximum aggregated advance limit was increased from $65.0 million to $125.0 million. Company advances under the Senior Credit Facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. Centennial's borrowing capacity is dependent upon its ability to satisfy certain financial covenants that are impacted by its debt and capital structure. The Senior Credit Facility was further expanded in July 1998, (see Note 5).

Effective April 20, 1998, the Company entered into an interest rate swap agreement with First Union. Under the provisions of the Senior Credit Facility, Centennial is required to hedge a portion of its floating rate debt outstanding under the Senior Credit Facility. Through the agreement, the Company has exchanged its floating rate interest obligations on $18.0 million in principal to a fixed rate of 5.65% per annum for a period of five years. First Union has the option of canceling the agreement on April 19, 2001. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense.

The Company anticipates entering into additional interest rate swap agreements during the remainder of 1998, in accordance with the provisions of the Senior Credit Facility noted above.


NOTE 4--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The effect on the financial statements upon adoption of SFAS No. 133 has not been determined.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. SFAS No. 131 is required to be applied beginning with the Company's 1998 annual financial statements. The Company has not yet determined the effect, if any, of this statement on its consolidated financial statements.


NOTE 5--SUBSEQUENT EVENTS

In June 1998 the Company signed an agreement to lease ten skilled nursing facilities totaling 1,024 licensed available beds, located throughout Arkansas, Florida, Kansas, Wisconsin and North Carolina. The leases, with an initial fourteen-year term and two ten-year renewal options, will be effective upon transfer of the licenses to the Company. Two of the licenses transferred on August 1, 1998, and the remaining facility licenses are expected to be transferred by October 1998.

In July 1998, the Company refinanced and expanded the Senior Credit Facility from $125 million to $160 million through a syndication with an expanded bank group led by NationsBank and First Union as agents and lenders. Under the expansion, an initial amount of $40.0 million has been reserved for leases of existing and future facilities. The Company can expand the lease portion of the commitment up to $80.0 million.

In August 1998, the Company financed three skilled nursing facilities under the lease component of the expanded credit facility. Royal Terrace Nursing and Rehabilitation center, a 147-bed facility located in Kansas, was previously leased by the Company. Chenal Rehabilitation and Healthcare Center, a 70-bed facility located in Arkansas, was previously managed by the Company. The third facility, 82-bed Riley Nursing Center, is Centennial's sixth skilled nursing facility in Mississippi. The total purchase price for these facilities was $16.1 million.

In December 1995, as part of the Company's merger with Transitional Health Services, Inc. ("THS"), the Company assumed operations of THS of South Bend, a 191-bed skilled nursing facility located in South Bend, Indiana. As previously disclosed, prior to its acquisition by the Company, this facility had a history of operating losses, had received negative state licensure surveys, and was in jeopardy of losing its license. At the time of the acquisition, the Company recorded a $3.0 million reserve against a future loss on the disposition of the facility, which the Company intended to complete within two years. The Company is currently marketing the facility for sale. The Company is in the process of recertifying the facility for Medicaid and a hearing has been scheduled in October 1998 related to the continued licensure of the facility. In addition, the Company is preparing its response to an action filed by the local county prosecutor's office. The Company believes that all of these matters will be resolved successfully and that the previously established reserve should be adequate to cover any loss on disposition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1998 and 1997.

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

Centennial HealthCare Corporation ("Centennial" or the "Company") provides a broad range of long-term healthcare services to meet the medical needs of elderly and post-acute patients. The Company provides these services through geographically concentrated networks located in metropolitan and secondary markets throughout the United States. The Company was organized in 1989 as a Georgia corporation and conducts business through its operating subsidiaries. Including eleven facilities, (1,106 beds), under contract but not being operated as of June 30, 1998, the Company operated 101 owned, leased and managed skilled nursing facilities with approximately 10,800 licensed available beds in 19 states and the District of Columbia. The Company provides basic and specialty healthcare services. Basic services include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. Specialty services include comprehensive rehabilitation therapy, respiratory therapy, ventilator care, infusion therapy, wound care, home health care and other subacute and specialty services. As components of its specialty services, at June 30, 1998, Centennial provided rehabilitation therapy services on a contract basis to third-party owned and Company-operated skilled nursing facilities in 19 states pursuant to 134 contracts and provided home health care services through 30 licensed home health offices.

During the first quarter of 1998, the Company entered into management agreements for six skilled nursing facilities, with a total of 836 licensed available beds, located in North Carolina. Also in the first quarter of 1998, Centennial entered into a management agreement for a 59-bed rural hospital in northern Florida.

In December 1997, Centennial acquired a 58-bed skilled nursing facility in St. Petersburg, Florida (the "Florida Facility"), which had previously been managed by the Company since June 1991. The Florida Facility was formerly owned by an affiliate of the President of the Company. Total consideration of approximately $3.3 million included borrowings under the Company's Senior Credit Facility of approximately $1.1 million, and the reduction of a note receivable to the Company from the facility of approximately $2.2 million.

In March 1997, the Company acquired a leasehold interest in a rural hospital located in northern Florida. In October 1996, the Company entered into a management agreement and a lease agreement with the owner of a hospital and three licensed home health care offices, located in northern Florida. The agreement provided that the Company would manage the hospital until all necessary approvals and licenses were obtained, at which time the Company would operate the hospital under a long-term lease. The Company accounted for the transaction as a management agreement beginning in October 1996; in June 1997, all necessary approvals and licenses were obtained, and the Company has operated
the hospital under a long-term lease since that date.   This June 1997 hospital
lease is hereafter referred to as the "Hospital". The above hospital leases together are hereafter referred to as the "Hospitals".

In August 1997, Centennial acquired substantially all of the business and assets of Complex Care, Inc., ("CCI"), a provider of physical, occupational and speech therapy services through 45 contracts with long-term care facilities. The Company paid total consideration of $7.0 million, utilizing borrowings under its Senior Credit Facility. The Company may pay additional consideration under an earn-out agreement.

In May 1997, the Company acquired by merger Total Care Consolidated, Inc. ("TCC"), a provider of home health services, with 25 home health offices. Total consideration of $8.0 million consisted of $6.0 million in cash, which was funded under the Senior Credit Facility, and $2.0 million in the form of a convertible promissory note due April 30, 1999.


RESULTS OF OPERATIONS

Centennial's revenues and earnings for both the three-month and six-month periods ended June 30, 1998 as compared to the same period for 1997 continued to grow from both expansion and increases in current operations and as a result of acquisitions.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $70.2 million in the second quarter of 1997 to $84.0 million in the same period in 1998, an increase of $13.8 million or 19.7%. Total revenues associated with TCC approximated $6.2 million during the second quarter of 1998, an increase of $1.9 million over the same period in the prior year. Total revenues associated with the CCI contracts approximated $4.8 million for the three months ended June 30, 1998. For the second quarter of 1998, total revenues associated with the Hospital and the Florida Facility approximated $1.5 million and $742,000, respectively. The remaining increase of $4.9 million was attributable to growth in existing facility revenues and therapy contract revenues. Existing facility revenues increased approximately $3.4 million during the second quarter of 1998 compared to the same period in 1997, resulting primarily from an increase in the quality revenue mix of the facilities due to increasing admissions of higher acuity patients and from the increase in the delivery of specialty services. The Company also experienced general rate increases at its nursing facilities, which increased patient service revenues in the second quarter of 1998 compared to the same period in 1997. Revenues from the Company's subsidiary providing therapy services increased approximately $1.5 million during the second quarter of 1998 compared to the same period in the prior year, resulting from the net addition of 14 rehabilitation therapy services contracts.

MANAGEMENT FEES AND OTHER REVENUES. Management fees and other revenues increased from $1.7 million in the second quarter of 1997 to $3.9 million in the second quarter of 1998, an increase of $2.2 million, which was attributable primarily to the addition of facility management agreements subsequent to the second quarter of 1997 and the performance of additional fee-generating services to existing managed facilities.

FACILITY OPERATING EXPENSES. Facility operating expenses increased from $55.4 million in the second quarter of 1997 to $66.6 million in the same period in 1998, an increase of $11.2 million or 20.3%, of which TCC and the CCI therapy contracts added approximately $1.8 million and $3.6 million, respectively, in the second quarter of 1998 compared to the same period in 1997. The Hospital and the Florida Facility added $1.1 million and approximately $645,000, respectively, to operating expenses during the second quarter of 1998. The Company's expenses from existing contract therapy services increased $1.2 million in the second quarter of 1998 over the prior year period due primarily to growth in therapy contracts. The remaining balance of $2.9 million was attributable primarily to an increase in costs at existing long-term care facilities and to providing care for higher acuity patients in the second quarter of 1998 as compared to the prior year period.

LEASE EXPENSE. Lease expense increased from $5.4 million in the second quarter of 1997 to $5.7 million in 1998, an increase of approximately $396,000, or 7.4%. TCC and the Hospital added approximately $37,000 and $60,000, respectively, in the second quarter of 1998 compared to the second quarter of 1997. Approximately $120,000 of the increase represents a correction of rent expense on TCC incurred in the first quarter of 1998, which was recorded as operating expense. The remaining overall increase of approximately $179,000 was due primarily to rent escalations in certain facility leases, which are tied to increases in operating revenue and income.

CORPORATE ADMINISTRATIVE COSTS. Corporate administrative costs increased from $3.8 million in 1997 to $5.2 million in 1998, an increase of $1.4 million, or 36.4%, which was due primarily to additional overhead incurred to accommodate the expansion in therapy services contracts, including the acquisition of the CCI contracts, the addition of long-term care facility management agreements, and the acquisition of TCC and the Hospital, and costs incurred in preparing for the Medicare prospective payment system.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $1.6 million in the second quarter of 1997 to $2.4 million in the same period in 1998, an increase of approximately $766,000, or 47.5%, which was primarily attributable to acquisitions and additional depreciation expense incurred as a result of fixed asset purchases.

INTEREST EXPENSE. Interest expense decreased from $2.7 million in 1997 to $2.3 million in 1998, a decrease of approximately $342,000, or 12.9%, which was primarily attributable to the repayment of $25.3 million of subordinated debt in the third quarter of 1997, repayment of $35.1 million outstanding under the Senior Credit Facility in the third and fourth quarters of 1997, as a result of the completion of the Company's initial public offering, (which occurred in July
1997), and the increase in debt of approximately $44.0 million subsequent to the second quarter of 1997 related to borrowings for acquisitions and working capital.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for both the second quarters of 1998 and 1997 was 39.0%.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $132.6 million in the first six months of 1997 to $167.4 million in the same period in 1998, an increase of $34.8 million or 26.3%. Total revenues associated with TCC approximated $13.0 million during the first six months of 1998, an increase of approximately $8.6 million over the same period in the prior year. Total revenues from the CCI contracts approximated $9.0 million during the first six months of 1998. Revenues associated with the Hospitals approximated $5.7 million in the first six months of 1998, an increase of approximately $4.1 million over the same period in the prior year. Total revenues for the Florida Facility approximated $1.6 million for the first six months of 1998. The remaining increase of $11.5 million was primarily attributable to growth in existing facility revenues and therapy contract revenues. Revenues associated with existing facilities increased by approximately $7.8 million during the first six months of 1998 as compared to the same period in the prior year, and resulted primarily from an increase in the quality revenue mix of the facilities due to increasing admissions of higher acuity patients and from an increase in the delivery of specialty services. The Company also experienced general rate increases at its nursing facilities, which increased patient service revenues in the first six months of 1998 compared to the same period in 1997. The increase in revenues at the Company's subsidiary providing therapy services of approximately $3.7 million resulted from the net addition of 14 rehabilitation therapy services contracts subsequent to the second quarter of 1997.

MANAGEMENT FEES AND OTHER REVENUES. Management fees and other revenues increased from $3.6 million in the first six months of 1997 to $7.6 million in the first six months of 1998, an increase of $4.0 million, which was attributable primarily to the addition of facility management agreements subsequent to the second quarter of 1997 and the performance of additional fee-generating services to existing managed facilities.

FACILITY OPERATING EXPENSES. Facility operating expenses increased from $105.1 million in the first six months of 1997 to $132.9 million in the same period in 1998, an increase of $27.8 million or 26.4%, of which TCC and the CCI therapy contracts added approximately $8.1 million and $6.7 million, respectively, in the first six months of 1998 compared to the same period in 1997. The Hospitals and the Florida Facility added $3.4 million and $1.3 million, respectively, to operating expenses during the first six months of 1998 compared to 1997. The Company's expenses from existing contract therapy services increased $2.6 million in the first six months of 1998 over the prior year period due primarily to growth in therapy contracts. The remaining $5.7 million was attributable primarily to an increase in costs at existing long-term care facilities and to providing care for higher acuity patients in the first six months of 1998 as compared to the prior year period.

LEASE EXPENSE. Lease expense increased from $10.4 million in 1997 to $11.2 million in 1998, an increase of approximately $722,000, or 6.9%. TCC and the Hospitals added approximately $157,000 and $176,000, respectively, in the first six months of 1998 compared to the first six months of 1997. The remaining increase of approximately $389,000 was due primarily to rent escalations in certain facility leases, which are tied to increases in operating revenue and income.

CORPORATE ADMINISTRATIVE COSTS. Corporate administrative costs increased from $7.2 million in 1997 to $10.2 million in 1998, an increase of $3.0 million, or 41.3%, which was due primarily to additional overhead incurred to accommodate the expansion in therapy services contracts, including the acquisition of the CCI contracts, the addition of long-term care facility management agreements, and the acquisition of TCC and the Hospitals, and costs incurred in preparing for the Medicare prospective payment system.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $3.1 million in the first six months of 1997 to $4.7 million in the same period in 1998, an increase of approximately $1.6, or 48.8%, which was primarily attributable to acquisitions and additional depreciation expense incurred as a result of fixed asset purchases.

INTEREST EXPENSE. Interest expense decreased from $5.3 million in 1997 to $4.2 million in 1998, a decrease of $1.1 million, or 20.0%, which was primarily attributable to the repayment of $25.3 million of subordinated debt in the third quarter of 1997, repayment of $35.1 million outstanding under the Senior Credit Facility in the third and fourth quarters of 1997, as a result of the completion of the Company's initial public offering, (which occurred in July 1997), and the increase in debt of approximately $44.0 million subsequent to the second quarter of 1997 related to borrowings for acquisitions and working capital.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for both the first six months of 1998 and for the same period in 1997 was 39.0%.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash during the first six months of 1998 was borrowings under its Senior Credit Facility. Cash was used by the Company for capital improvements at several existing facilities, working capital advances under arrangements with certain of the Company's managed facilities and the day-to-day operations of the Company's business. The Company anticipates using borrowings under the Senior Credit Facility to fund the growth in operations of its existing facilities, the expansion and development of specialty services, and the acquisition or management of additional long-term care facilities and related service providers.

Working capital increased from $45.6 million at December 31, 1997, to $72.4 million at June 30, 1998 primarily attributable to increases in patient accounts receivable, working capital advances under arrangements with certain of the Company's managed facilities, and annual deposits for the Company's 1998 insurance contracts. Patient accounts receivable increased from $72.2 million at December 31, 1997 to $87.0 million at June 30, 1998, an increase of $14.8 million. This increase was comprised of $11.2 million associated with the Company's long-term care facilities, with the remaining $3.6 million resulting from increases in rehabilitation therapy contract receivables. The increase in receivables at the Company's long-term care facilities is due primarily to increases in settlement receivables due from the Medicare program associated with the Company's continued expansion of specialty services during 1998. Costs incurred under the Medicare program are reimbursed on a retroactive basis, which extends the collection time of these receivables. The Company expects to receive a substantial interim payment from Medicare on its 1997 and 1998 settlement receivables (up to the routine cost limits) during the third quarter of 1998. As a result, receivables from existing facilities should decrease in the third quarter of 1998. The increase in therapy receivables during 1998 relates primarily to the addition of 13 new therapy contracts during 1998 which typically extend payments during the start-up phase of operations. Working capital advances under arrangements with certain of the Company's managed facilities increased by approximately $7.1 million, and annual deposits related to the Company's insurance contracts increased by approximately $1.0 million in the first six months of 1998.

The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $3.7 million or approximately $635 per bed for the six-month period. These expenditures included the expansion of existing facilities and the selected renovation of certain facilities.

During the first six months of 1998, the Company borrowed $21.2 million in working capital loans under the Senior Credit Facility which were utilized primarily to finance capital expenditures at existing facilities and to provide working capital. As of June 30, 1998, the Company had $62.5 million outstanding and approximately $55.8 million available under its Senior Credit Facility, net of issued standby letters of credit of approximately $6.7 million.

The Company believes that operating cash flow and availability under the Senior Credit Facility will be sufficient to finance its activities and to fund future acquisitions.

In July 1998, the Company expanded the Senior Credit Facility from $125 million to $160 million through a syndication with an expanded bank group led by NationsBank and First Union as agents. Under the expansion, an initial amount of $40.0 million has been reserved for leases of existing and future facilities. The Company can expand the lease portion of the commitment up to $80.0 million.

In August 1998, the Company financed three skilled nursing facilities under the lease component of the expanded credit facility. Royal Terrace Nursing and Rehabilitation Center, a 147-bed facility located in Kansas, was previously leased by the Company. Chenal Rehabilitation and Healthcare Center, a 70-bed facility located in Arkansas, was previously managed by the Company. The third facility, 82-bed Riley Nursing Center, is Centennial's sixth skilled nursing facility in Mississippi. The total purchase price for these facilities was $16.1 million.

In June 1998 the Company signed an agreement to lease ten skilled nursing facilities totaling 1,024 beds, located throughout Arkansas, Florida, Kansas, Wisconsin and North Carolina. The leases, with an initial fourteen-year term and two ten-year renewal options, will be effective upon transfer of the licenses. Two of the licenses were transferred on August 1, 1998, and the remaining licenses are expected to be transferred by October 1998. Centennial anticipates using cash resources in the third and fourth quarters of 1998 to fund working capital requirements under these leases.

HEALTH CARE REFORM

The Balanced Budget Act of 1997, (the "Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system (PPS) for skilled services. The PPS per diem, which would cover routine service, ancillary and capital related costs, will initially be a blended rate based on (i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and freestanding (skilled nursing facility) 1995 cost reports, adjusted for case mix and geographic variations in labor costs. The blended rate will be further adjusted by a facility-specific case mix (acuity) index.

Management believes that revenues will be lower under PPS; however, reductions in therapy costs, use of general purchasing agents and proper documentation of minimum data sets (MDS) should offset the effect of any rate reductions. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Company. During both the second quarter and first six months of 1998, the Company derived approximately 19% of its total revenues from Medicare at its long-term care facilities. The Company will incur, over the next four quarters, training costs, implementation costs and other costs in order to prepare for PPS. For the remainder of 1998, the Company has increased its budgeted expenses by $2.5 million related to these costs.

The Act has also targeted the Medicare home health program for reductions in spending of approximately $16.2 billion over the next five years, also primarily through the implementation of a prospective payment system. An interim payment system ("IPS") will remain in effect until the new prospective payment system is implemented for cost reporting periods beginning on or after October 1, 1999. The interim payment system is effective for cost reporting periods beginning on or after October 1, 1997. Under the IPS, home health agencies are reimbursed at the lesser of:

 .  Actual costs
 .  Per visit cost limits reduced to 105% of the median per visit costs for freestanding home health agencies; or
 . A new blended agency-specific per beneficiary annual limit applied to the agency's unduplicated census count of Medicare patients and based 75% on 98% of reasonable costs for the agency's twelve-month cost reporting period ending during fiscal year 1994.

Implementation of these new limits will effectively reduce reimbursement 15-20% according to industry experts. For both the second quarter and first six months of 1998, the Company derived approximately 7% of its revenues from home health care.

Effective April 10, 1998, regulations were adopted by Health Care Financing Administration which revise the methodology for determining the reasonable cost for contract therapy services, including physical therapy, respiratory therapy, occupational therapy and speech language pathology. Under the regulations, the reasonable costs for contract therapy services are limited to geographically-adjusted salary equivalency guidelines. However, the revised salary equivalency guidelines will no longer apply when the PPS system applicable to the particular setting for contract therapy services (e.g. skilled nursing facilities, home health agencies, etc.) goes into effect. In most locations the reduced rates have the effect of reducing the amount of reimbursement for an hour of occupational or speech therapy and increasing the amount of reimbursement for an hour of physical and respiratory therapy. The Company believes that such rate reductions will be completely or partially offset by cost reductions, changes in the method of delivering such services and the addition of new therapy contracts. Due to these changes in operations and cost structure and the relative size of the Company's therapy business, the Company does not expect these reimbursement changes to have a material long-term adverse effect on the Company. For both the second quarter and first six months of 1998, the Company derived approximately 15% of its revenues from third-party contract therapy services.

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

Management is in the process of evaluating the effect of the Year 2000 Issue on the Company. Based on current findings, the total cost of addressing the Year 2000 Issue is not expected to have a material effect on the Company's business, financial condition or results of operations. There can be no assurance that such exposures on the costs of remediating any problems associated therewith will not materially affect the Company's future business, financial condition or results of operations.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          As of June 30, 1998, the Company did not have any pending legal proceedings that, based on current information and beliefs, separately or in the aggregate would be likely to have a material adverse effect on the business or results of operations of the Company. The Company is, and may be in the future, party to litigation or administrative proceedings which arise in the normal course of its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

          Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The annual meeting of the shareholders was held on May 21, 1998. At this meeting, the following matters were voted upon by the Company's shareholders.

          (a) Election of Class I Directors

          J. Stephen Eaton and Andrew M. Paul were elected to serve as Class I directors of the Company until the 2001 Annual Meeting of Stockholders or until their successors are elected and qualified. The vote was as follows:

                               Votes Cast in       Votes Cast       Abstentions
          Name                      Favor     Against or Withheld    Non Votes
          ----                 -------------  -------------------   -----------
          J. Stephen Eaton       10,608,989          168,225          1,100,431
          Andrew M. Paul         10,608,989          168,225          1,100,431

          The following directors continued in office following the meeting:

          Name                        Term Expires
          ----                        ------------
          James B. Hoover                1999
          Bertil D. Nordin               1999
          Alan C. Dahl                   2000
          Robert A. Ortenzio             2000


          (b) Approval of Amendment to the 1997 Stock Plan

          The shareholders of the Company approved an increase in the number of shares of Common stock which may be issued subject to options granted under the 1997 Stock Plan from 482,790 to 800,000 shares, subject to certain anti-dilution provisions set forth in the Plan. The vote was as follows:

           Votes Cast in            Votes Cast Against or          Abstentions
               Favor                     Withheld                   Non Votes
           --------------------------------------------------------------------
               10,690,166                 52,979                    1,134,500

          (c) Ratification of Appointment of Independent Public Accountants

          The shareholders of the Company ratified the appointment of PricewaterhouseCoopers LLP by the Audit Committee to continue in the capacity of auditor for the Company and its subsidiaries for fiscal year 1998. The vote was as follows:

           Votes Cast in            Votes Cast Against or          Abstentions
               Favor                     Withheld                   Non Votes
           --------------------------------------------------------------------
            10,777,114                     100                       1,100,431


ITEM 5.  OTHER INFORMATION.

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number    Description
------    -----------

3.1 Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration No. 333-24267, as amended).

4.1 Third Amended and Restated Articles of Incorporation of the Company, included without limitation Article III and Article VII (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.1 Third Amended and Restated Credit Agreement by and among the Company and its subsidiaries and the lenders identified therein dated as of July 31, 1998.

11.1 Statement Regarding Computation of Per Share Earnings

27.1 Financial Data Schedule (For SEC use only)

99.1 Cautionary Statements

Reports on Form 8-K.
     None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 1998      CENTENNIAL HEALTHCARE CORPORATION

                              By: /s/ J. Stephen Eaton
                                  ----------------------------------------
                                  J. Stephen Eaton, Chairman of the Board,
                                  President and Chief Executive Officer

Date:  August 13, 1998

                              By: /s/ Alan C. Dahl
                                  ------------------------------------------
                                  Alan C. Dahl, Executive Vice President and
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

  4.1 Third Amended and Restated Articles of Incorporation of the Company, included without limitation Article III and Article VII (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

  10.1 Third Amended and Restated Credit Agreement by and among the Company and its subsidiaries and the lenders identified therein dated as of July 31, 1998.

  11.1      Statement Regarding Computation of Per Share Earnings

  27.1      Financial Data Schedule (For SEC use only)

  99.1      Cautionary Statements