Form 10-Q
period 1998-09-30
CENTENNIAL HEALTHCARE CORP
filed 1998-11-17
CIK 1035118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   September 30, 1998
                                         ------------------
                              OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    ----------

                    Commission file number       001-35118
                                           ---------------------



                       CENTENNIAL HEALTHCARE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                          Georgia                  58-1839701
            -------------------------------------------------------
                 (State or other jurisdiction    (I.R.S. Employer
            of incorporation or organization)  (identification No.)


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

  There were 11,923,618 shares of Common Stock outstanding as of November 6,
1998

                           CENTENNIAL HEALTHCARE INC
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 20

Item 2.  Changes in Securities and Use of Proceeds                         20

Item 3.  Defaults Upon Senior Securities                                   20

Item 4.  Submission of Matters to a Vote of Security Holders               20

Item 5.  Other Information                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                  23

Signatures

ITEM I - FINANCIAL STATEMENTS

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                      1998             1997
                                                   -------------    ------------
                         ASSETS
Current assets:
 Cash and cash equivalents........................    $  7,164         $  4,011
 Patient accounts receivable and
   third-party payor settlements, net of
   allowance for doubtful accounts of
   approximately $3,600 and $3,000................      87,602           72,222
 Other receivables................................      29,626           14,612
 Deferred income taxes............................       1,311            2,511
 Prepaid expenses and other current assets........       3,501            1,259
                                                      --------         --------
   Total current assets...........................     129,204           94,615

  Property and equipment, net.....................      71,853           74,379
  Intangible assets, net..........................      41,835           51,331
  Notes receivable and other assets...............      30,411           23,324
                                                      --------         --------

   Total assets...................................    $273,303         $243,649
                                                      ========         ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities.........    $ 40,077         $ 40,785
 Other current liabilities........................      14,216            8,270
                                                      --------         --------
   Total current liabilities......................      54,293           49,055
Long-term debt, less current maturities...........     101,641           78,913
Other long-term liabilities.......................       2,215            2,577
                                                      --------         --------
                                                       158,149          130,545
Commitments and contingencies
Shareholders' equity:
 Common stock with par value of $.01; 50,000,000
   shares authorized; 11,923,618 and 11,862,320
   shares issued and outstanding..................         119              119
 Paid-in capital..................................     101,593          101,299
 Retained earnings................................      13,442           12,214
                                                      --------         --------
                                                       115,154          113,632
Note receivable from shareholder..................           -             (528)
                                                      --------         --------

   Net shareholders' equity.......................     115,154          113,104
                                                      --------         --------
   Total liabilities and shareholders' equity.....    $273,303         $243,649
                                                      ========         ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS           NINE MONTHS
                                                              ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                             --------------------    --------------------
                                                               1998        1997        1998        1997
                                                             --------     -------    ---------  ---------
Revenues:
  Net patient service revenues.............................  $ 85,738     $79,964     $253,159   $212,537
  Management fees and other revenues.......................     3,847       1,982       11,398      5,583
                                                             --------     -------     --------   --------
    Total revenues.........................................    89,585      81,946      264,557    218,120
                                                             --------     -------     --------   --------
Expenses:
  Facility operating expenses:
    Salaries, wages and benefits...........................    49,526      42,468      134,446    110,729
    Other operating expenses...............................    18,828      20,365       66,807     57,156
  Lease expense............................................     5,756       5,909       16,911     16,342
  Corporate administrative costs...........................     5,837       4,122       16,027     11,336
  Depreciation and amortization............................     1,912       1,811        6,574      4,945
  Loss on closure of nursing facility......................     4,010           -        4,010          -
  Provision for asset revaluation..........................    12,152           -       12,152          -
                                                             --------     -------     --------   --------
     Total operating expenses..............................    98,021      74,675      256,927    200,508
                                                             --------     -------     --------   --------
                                                               (8,436)      7,271        7,630     17,612
                                                             --------     -------     --------   --------
Other income (expense):
  Interest income..........................................       540         208        1,461        524
  Interest expense.........................................    (2,499)     (1,807)      (6,728)    (7,095)
                                                             --------     -------     --------   --------
      Total other expense..................................    (1,959)     (1,599)      (5,267)    (6,571)
                                                             --------     -------     --------   --------
                                                              (10,395)      5,672        2,363     11,041
Provision for income taxes.................................    (4,054)      2,212          921      4,306
                                                             --------     -------     --------   --------
Income (loss) before minority interest.....................    (6,341)      3,460        1,442      6,735
Minority interest in net income of subsidiary,
  net of income taxes......................................       (91)        (77)        (214)      (227)
                                                             --------     -------     --------   --------
Income (loss) before extraordinary loss....................    (6,432)      3,383        1,228      6,508
Extraordinary loss on extinguishment of debt, net of
  income tax benefit.......................................         -        (537)           -       (537)
                                                             --------     -------     --------   --------
      Net income (loss)....................................    (6,432)      2,846        1,228      5,971
Dividends and accretion on preferred stock.................         -       4,654            -      5,873
                                                             --------     -------     --------   --------
Income (loss) applicable to common stock...................  $ (6,432)    $(1,808)    $  1,228   $     98
                                                             ========     =======     ========   ========
Income (loss) applicable to common stock per common
  stock and common stock equivalent share:
  Basic....................................................  $  (0.54)    $ (0.16)    $   0.10   $   0.01
                                                             ========     =======     ========   ========
  Diluted..................................................  $  (0.54)    $ (0.15)    $   0.10   $   0.02
                                                             ========     =======     ========   ========
Weighted average number of common stock and
  common stock equivalents outstanding:
  Basic....................................................    11,924      11,579       11,900      7,084
                                                             ========     =======     ========   ========
  Diluted..................................................    11,942      11,870       12,123      7,206
                                                             ========     =======     ========   ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                             NOTE
                                                   COMMON STOCK                            RECEIVABLE
                                                  ---------------   PAID-IN    RETAINED      FROM
                                                  SHARES   AMOUNT   CAPITAL    EARNINGS   SHAREHOLDER      NET
                                                  ------   ------   --------   --------   -----------   --------
Balance at December 31, 1997...................   11,862   $119     $101,299    $12,214     $(528)      $113,104
Exercise of stock options......................       61      -          294          -         -            294
Proceeds from shareholder note receivable......        -      -            -          -       528            528
Net income.....................................        -      -            -      1,228         -          1,228
                                                  ------    ---     --------    -------     -----       --------
Balance at September 30, 1998..................   11,923   $119     $101,593    $13,442     $   -       $115,154
                                                  ======   ====     ========    =======     =====       ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)
                                                                NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
Operating Activities:
  Net income.............................................   $  1,228   $  5,971
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization......................      6,574      4,945
      Amortization of discount on subordinated debt......          -         62
      Extraordinary loss on extinguishment of debt.......          -        880
      Deferred income taxes..............................     (3,100)     3,978
      Consulting expenses offset against
        note receivable..................................         94         63
      Minority interest..................................        350        374
      Provision for doubtful accounts....................      1,144        347
      Provision for asset revaluation....................     12,152          -
      Change in assets and liabilities:
         Accounts receivable.............................    (16,431)   (16,846)
         Prepaid expenses and other assets...............     (7,471)    (5,674)
         Accounts payable, accrued liabilities and
           other current liabilities.....................      4,370     (1,824)
         Other...........................................       (930)       113
                                                            --------   --------
             Cash used in operating activities...........     (2,020)    (7,611)
                                                            --------   --------
Investing Activities:
  Purchases of property and equipment....................     (5,046)    (4,354)
  Notes and advances receivable, net of repayments.......     (9,422)       280
  Acquisitions, net of cash acquired.....................       (591)   (13,857)
  (Increase) decrease in restricted cash.................       (531)     4,647
  Other..................................................     (1,964)      (982)
                                                            --------   --------
             Cash used in investing activities...........    (17,554)   (14,266)
                                                            --------   --------
Financing Activities:
  Proceeds from issuance of preferred stock..............          -     10,000
  Proceeds from the exercise of stock options............        294         23
  Proceeds from borrowings...............................     24,200     13,000
  Public offering of Common Stock........................          -     68,448
  Payment of stock offering costs........................          -     (1,420)
  Distributions paid to minority partners................       (222)      (222)
  Payments of dividends to preferred shareholders........          -       (462)
  Payments on amounts due to related party...............       (480)      (202)
  Redemption of Series E Preferred Stock.................          -     (5,000)
  Repurchase of Series C Preferred Stock.................          -     (1,009)
  Principal payments on subordinated debt................          -    (25,300)
  Principal payments on long-term debt...................     (1,065)   (35,743)
                                                            --------   --------
             Cash provided by financing activities.......     22,727     22,113
                                                            --------   --------

Net increase in cash and cash equivalents................      3,153        236

Cash and cash equivalents, beginning of period...........      4,011      6,030
                                                            --------   --------

Cash and cash equivalents, end of period.................   $  7,164   $  6,266
                                                            ========   ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1998

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998 or any interim period.

Certain amounts in the 1997 financial statements of Centennial HealthCare Corporation ("Centennial" or the "Company") have been reclassified for comparative purposes.

NOTE 2--EARNINGS PER SHARE

The calculation of earnings per share is as follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                         ------------------   -----------------
                                                           1998       1997      1998      1997
                                                         -------    -------   -------   -------
Income (loss) before dividends
  and accretion on preferred stock....................   $(6,432)   $ 3,383    $ 1,228   $ 6,508
Dividends and accretion on preferred stock............         -     (4,654)         -    (5,873)
                                                         -------    -------    -------   -------
Income (loss) applicable to common stock
  before extraordinary loss...........................    (6,432)    (1,271)     1,228       635
Extraordinary loss on extinguishment of
  debt (net of tax)...................................         -       (537)         -      (537)
                                                         -------    -------    -------   -------
Income (loss) applicable to common stock..............   $(6,432)   $(1,808)   $ 1,228   $    98

Weighted average common shares outstanding............    11,924     11,579     11,900     7,084

Basic earnings (loss) per common share:
Income (loss) applicable to common stock
  before extraordinary loss...........................   $ (0.54)   $ (0.11)   $  0.10   $  0.09
Extraordinary loss on extinguishment of debt..........         -      (0.05)         -     (0.08)
                                                         -------    -------    -------   -------
Basic Earnings (Loss) Per Common Share................   $ (0.54)   $ (0.16)   $  0.10   $  0.01
                                                         =======    =======    =======   =======

Income (loss) applicable to common stock
  before extraordinary loss...........................   $(6,432)   $(1,271)   $ 1,228   $   635
Interest savings on convertible debt (net of tax).....         -         24          -        41
Extraordinary loss on extinguishment of debt
  (net of tax)........................................         -       (537)                (537)
                                                         -------    -------    -------   -------
Income (loss) applicable to common stock..............   $(6,432)   $(1,784)   $ 1,228   $   139

Weighted average common shares outstanding............    11,924     11,579     11,900     7,084
Dilutive effect of stock options......................        18        166        223        80
Conversion of convertible debt........................         -        125          -        42
                                                         -------    -------    -------   -------
Average diluted common shares outstanding.............    11,942     11,870     12,123     7,206

Diluted earnings (loss) per common share:
Income (loss) applicable to common stock before
  extraordinary loss..................................   $ (0.54)   $ (0.10)   $  0.10   $  0.09
Extraordinary loss on extinguishment of debt..........         -      (0.05)         -     (0.07)
                                                         -------    -------    -------   -------
Diluted Earnings (Loss) Per Common Share..............   $ (0.54)   $ (0.15)   $  0.10   $  0.02
                                                         =======    =======    =======   =======

NOTE 3--CERTAIN THIRD QUARTER TRANSACTIONS

In December 1995, as part of the Company's merger with Transitional Health Services, Inc., (the "THS Merger"), the Company assumed operations of THS of South Bend, a 191-bed skilled nursing facility located in South Bend, Indiana. Prior to its acquisition by the Company, this facility had a history of operating losses, had received negative state licensure surveys, and was in jeopardy of losing its license. At the time of the acquisition, the Company recorded a $3.0 million reserve against a future loss on the disposition of the facility, which the Company intended to complete within two years. The Company has been unable to sell the facility, and as a result, management has determined that the best course of action is to close the facility. All necessary notices for closure have been sent and it is anticipated that the facility will close during late November 1998. During the third quarter of 1998, the Company recorded an estimated loss of $4.0 million associated with the closure of this facility and the relocation of its residents. The Company will continue to market the facility for sale. The action filed by the local county prosecutor's office during the third quarter of 1998 remains pending. The Company continues to believe that this action is without merit.

During the third quarter of 1998, the Company completed its review of the effects of the upcoming prospective payment system ("PPS") on its operations. Based upon the Company's projections of future revenue and expense changes associated with the phase-in of PPS, the Company determined that profitability at certain of its nursing centers acquired in the THS Merger would be less than expected. In addition, the Company has experienced continued declines in revenue at Total Care, Inc., ("TC"), the Company's subsidiary providing home health services, due to decreases in home health visits during 1998 and decreases in Medicare reimbursement for home health services. Accordingly, during the third quarter of 1998, the Company recorded write-downs of certain long-lived assets at its nursing facilities and TC of $11.0 million and $1.2 million, respectively.

NOTE 4--FACILITY ACQUISITIONS

In June 1998 the Company signed an agreement to lease ten skilled nursing facilities totaling 1,024 licensed available beds, located throughout Arkansas, Florida, Kansas, Wisconsin and North Carolina. The leases, with an initial fourteen-year term and two ten-year renewal options, were effective upon transfer of the licenses to the Company. Two of the licenses transferred on August 1, 1998, six of the licenses transferred on October 1, 1998 and the two remaining facility licenses transferred on November 1, 1998.

In August 1998, the Company financed three skilled nursing facilities under the lease component of its expanded Senior Credit Facility with First Union National Bank (First Union), and NationsBank, N.A., (NationsBank), as agents and lenders and the other lenders named therein, (the "Senior Credit Facility" see Note 5). Royal Terrace Nursing and Rehabilitation center, a 147-bed facility located in Kansas, was previously leased by the Company. Chenal Rehabilitation and Healthcare Center, a 70-bed facility located in Arkansas, was previously managed by the Company. The third facility, 82-bed Riley Nursing Center, is Centennial's sixth skilled nursing facility in Mississippi.

NOTE 5--COMMITMENTS AND CONTINGENCIES

On December 16, 1997, the Company expanded its Senior Credit Facility through an amendment to its existing credit agreement. The Company's maximum aggregated advance limit was increased from $65.0 million to $125.0 million. Advances under the Senior Credit Facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes.

Centennial's borrowing capacity is dependent upon its ability to satisfy certain financial covenants that are impacted by its debt and capital structure.

In July 1998, the Company refinanced and expanded the Senior Credit Facility from $125 million to $160 million through syndication with an expanded bank group led by NationsBank and First Union as agents. Under the expansion, an initial amount of $40.0 million has been reserved for leases of existing and future facilities. The Company has the ability to expand the lease portion of the commitment up to $80.0 million, and in October 1998 the lease portion was expanded to $70.0 million.

Under the provisions of the Senior Credit Facility, Centennial is required to hedge a portion of its floating rate debt outstanding under the Senior Credit Facility. Effective April 20, 1998, the Company entered into an interest rate swap agreement with First Union. Through the agreement, the Company has exchanged its floating rate interest obligations on $18.0 million in principal at a fixed rate of 5.65% per annum for a period of five years. First Union has the option of canceling the agreement on April 19, 2001. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense.

Effective October 1998, the Company entered into two additional interest rate swap agreements, one with NationsBank, and one with Credit Lyonnais
Americas, whereby the Company exchanged its floating rate interest obligations on a total of $20.0 million in principal at a fixed rate of 5.57% per annum for a period of five years. Both NationsBank and Credit Lyonnais Americas have the option of canceling their respective agreements at the end of three years from the effective dates.

NOTE 6--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 7--SUBSEQUENT EVENTS

On October 22, 1998, Centennial announced that its Board of Directors had approved the sale of the Company for $16.00 per share in cash to a new company formed by Welsh, Carson, Anderson & Stowe ("WCAS"), whose affiliates currently hold approximately 23% of the Company's common stock.

Under the definitive merger agreement, each outstanding share of the Company's common stock, other than certain shares currently held by the Company's management, will be converted into the right to receive $16.00 in cash. Certain shares held by the Company's management will be converted into shares of the surviving corporation so that management will maintain an equity interest in such surviving corporation.

The proposed transaction is subject to certain conditions, including regulatory approvals, approval by the Company's shareholders holding a majority of the outstanding shares, as well as the approval of a majority of the shares voted by disinterested shareholders other than those members of management converting shares into shares of the surviving corporation and WCAS or its affiliates, and other customary closing conditions. The definitive merger agreement contains no financing contingencies.

In the fourth quarter of 1998, the Company financed six nursing facilities under the lease component of the Senior Credit Facility. Lincoln Centers for Rehabilitation and Healthcare-East, and Lincoln Centers for Rehabilitation and Healthcare-West, a 90-bed facility and a 76-bed facility, respectively, both located in Connersville, Indiana, were previously leased by the Company. Riverbend Health Care Center, a 78-bed facility located in Fort Wayne, Indiana, and Sheridan Healthcare Center, an 80-bed facility located in Sheridan, Indiana, were also previously leased by the Company. Ashton Court Care and Rehabilitation Centre, a 140-bed facility located in Liberty, Missouri and Woodbine Healthcare and Rehabilitation Centre, a 300-bed facility located in Gladstone, Missouri are being leased by the Company effective November 1, 1998.

In October 1998, Centennial signed a management contract to manage a facility in Ackerman, Mississippi, with 22 acute care hospital beds and 68 skilled nursing beds, which the Company anticipates leasing beginning December 1, 1998, following receipt of all necessary consents and approvals.

As part of management's decision to close the facility, in October 1998, the Company acquired its formerly leased facility in South Bend Indiana and terminated the lease, thereby eliminating the ongoing lease obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Statements of Operations for the three and nine-month period ended September 30, 1998 and 1997.

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

Centennial HealthCare Corporation ("Centennial" or the "Company") provides a broad range of long-term healthcare services to meet the medical needs of elderly and post-acute patients. The Company provides these services through geographically concentrated networks located in metropolitan and secondary markets throughout the United States. The Company was organized in 1989 as a Georgia corporation and conducts business through its operating subsidiaries. The Company currently operates 103 owned, leased and managed skilled nursing facilities with approximately 11,200 licensed available beds in 19 states and the District of Columbia. The Company provides basic and specialty healthcare services. Basic services include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. Specialty services include comprehensive rehabilitation therapy, respiratory therapy, ventilator care, infusion therapy, wound care, home health care and other subacute and specialty services. As components of its specialty services, the Company provides, through its subsidiaries, comprehensive rehabilitation services and home health services.

In August 1998, the Company began leasing Riley Nursing Center, an 82-bed skilled nursing facility located in Mississippi; Walnut Cove Healthcare Center, a 104-bed skilled nursing facility located in North Carolina; Omro Care Center, an 80-bed skilled nursing facility located in Wisconsin; and Chenal Health and Rehabilitation Center, ("Chenal"), an 83-bed skilled nursing facility located in North Carolina. Chenal was previously managed by the Company. Together, these acquisitions are hereafter referred to as the "August Facility Acquisitions".

In December 1995, as part of the Company's merger with Transitional Health Services, Inc., the Company assumed operations of THS of South Bend, a 191-bed skilled nursing facility located in South Bend, Indiana. Prior to its acquisition by the Company, this facility had a history of operating losses, had received negative state licensure surveys, and was in jeopardy of losing its license. At the time of the acquisition, the Company recorded a $3.0 million reserve against a future loss on the disposition of the facility, which the Company intended to complete within two years. The Company has been unable to sell the facility, and as a result, management has determined that the best course of action is to close the facility. All necessary notices for closure have been sent and it is anticipated that the facility will close during late November 1998. During the third quarter of 1998, the Company recorded an estimated loss of $4.0 million associated with the closure of this facility and the relocation of its residents. The Company will continue to market the facility for sale.

During the third quarter of 1998, the Company completed its review of the effects of the upcoming prospective payment system ("PPS") on its operations. Based upon the Company's projections of future revenue and expense changes associated with the phase-in of PPS, the Company determined that profitability at certain of its nursing centers acquired in the THS Merger would be less than expected. In addition, the Company has experienced continued declines in revenue at Total Care, Inc., ("TC"), the Company's subsidiary providing home health services, due to decreases in home health visits during 1998 and decreases in Medicare reimbursement for home health services. Accordingly, during the third quarter of 1998, the Company recorded write-downs of certain long-lived assets at its nursing facilities and TC of $11.0 million and $1.2 million, respectively.

During the first quarter of 1998, the Company entered into management agreements for six skilled nursing facilities, with a total of 836 licensed available beds, located in North Carolina. Also in the first quarter of 1998, Centennial entered into a management agreement for a 59-bed rural hospital in northern Florida.

In December 1997, Centennial acquired a 58-bed skilled nursing facility in St. Petersburg, Florida, (the "Florida Facility") which had previously been managed by the Company since June 1991. The Florida Facility was formerly owned by an affiliate of the president of the Company. Total consideration of approximately $3.3 million included borrowings under the Company's Senior Credit Facility of approximately $1.1 million, and the reduction of a note receivable to the Company from the facility of approximately $2.2 million.

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

In May 1997, the Company acquired by merger Total Care Consolidated, Inc., ("TC"), a provider of home health services, with 25 home health offices. Total consideration of $8.0 million consisted of $6.0 million in cash, which was funded under the Senior Credit Facility, and $2.0 million in the form of a convertible promissory note due April 30, 1999.

In March 1997, the Company acquired a leasehold interest in a rural hospital located in northern Florida. In October 1996, the Company entered into a management agreement and a lease agreement with the owner of a hospital and three licensed home health care offices, located in northern Florida. The agreement provided that the Company would manage the hospital until all necessary approvals and licenses were obtained, at which time the Company would operate the hospital under a long-term lease. The Company accounted for the transaction as a management agreement beginning in October 1996; in June 1997, all necessary approvals and licenses were obtained, and the Company has operated the hospital under a long-term lease since that date. The above hospital leases together are hereafter referred to as the "Hospitals".


RESULTS OF OPERATIONS

Centennial's revenues and earnings for both the three-month and nine-month period ended September 30, 1998 as compared to the same period for 1997 continued to grow from both expansion and increases in current operations and as a result of acquisitions.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $80.0 million in the third quarter of 1997 to $85.7 million in the same period in 1998, an increase of $5.7 million or 7.2%. Total revenues associated with the CCI contracts added approximately $1.7 million in the three months ended September 30, 1998, compared to the same period in 1997. Revenues associated with the Florida Facility and the August Facility Acquisitions approximated $829,000 and $2.1 million, respectively, for the third quarter of 1998. Revenues from home health services decreased approximately $1.4 million during the quarter due to a decline in home health visits and Medicare rate decreases implemented in 1998. Revenues from PTS, the Company's subsidiary providing intravenous therapy and other services, increased approximately $1.5 million in the third quarter of 1998 compared to the same period in 1997 due primarily to the addition of new contracts with third parties. Existing facility revenues increased approximately $1.0 million during the third quarter of 1998 compared to the same period in 1997, resulting primarily from an increase in the quality revenue mix of the facilities due to increasing admissions of higher acuity patients. The Company also experienced general rate increases at certain of its nursing facilities, which increased patient service revenues in the third quarter of 1998 compared to the same period in 1997.

MANAGEMENT FEES AND OTHER REVENUES. Management fees and other revenues increased from $2.0 million in the third quarter of 1997 to $3.8 million in the third quarter of 1998, an increase of $1.8 million or 94.1%, which was attributable primarily to the net addition of facility management agreements subsequent to the third quarter of 1997 and the performance of additional fee-generating services to existing managed facilities.

FACILITY OPERATING EXPENSES. Facility operating expenses increased from $62.8 million in the third quarter of 1997 to $68.4 million in the same period in 1998, an increase of $5.6 million or 8.8%, of which the CCI therapy contracts added approximately $1.3 million in the third quarter of 1998 compared to the same period in 1997. The Florida Facility and the August Facility Acquisitions added approximately $601,000 and $1.8 million, respectively, to operating expenses during the third quarter of 1998. Existing facility operating expenses increased $2.0 million in the third quarter of 1998 compared to the third quarter of 1997 due to regular increases in salary costs and costs associated with PPS training for the Company's nursing and support staff. Operating expenses from home health services decreased approximately $1.4 million during the quarter resulting from decreased home health visits in 1998 and costs reductions in the Company's delivery of care. Expenses from PTS increased $1.3 million over the third quarter of 1998 due to the addition of new third party contracts.

CORPORATE ADMINISTRATIVE COSTS. Corporate administrative costs increased from $4.1 million in the third quarter of 1997 to $5.8 million in the third quarter of 1998, an increase of $1.7 million, or 41.6%, which was due primarily to the addition of long-term care facility management agreements and costs incurred in preparing for the Medicare prospective payment system.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $1.8 million in the third quarter of 1997 to $1.9 million in the same period in 1998, an increase of approximately $101,000, or 5.6%, which was primarily attributable to additional depreciation expense incurred as a result of fixed asset purchases.

INTEREST EXPENSE. Interest expense increased from $1.8 million in the third quarter of 1997 to $2.5 million in the same period in 1998, an increase of approximately $692,000, or 38.3%, which was primarily attributable to the increase in debt of approximately $39.0 million subsequent to the third quarter of 1997 related to borrowings for working capital.

LEASE EXPENSE. Lease expense for the third quarter of 1998 approximated lease expense in the prior year period.

LOSS ON CLOSURE OF NURSING FACILITY. During the third quarter of 1998, the Company recorded an estimated loss of $4.0 million associated with the closure of THS of Southbend and the relocation of the facility's residents.

PROVISION FOR ASSET REVALUATION. During the quarter, Company recorded write-downs of certain long-lived assets at its nursing facilities and at TC of $11.0 million and $1.2 million, respectively.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for both the third quarters of 1998 and 1997 was 39.0%.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $212.5 million in the first nine months of 1997 to $253.2 million in the same period in 1998, an increase of $40.7 million or 19.1%. Revenues associated with the acquisition of TC and the acquisition of the CCI contracts added approximately $9.0 million and $10.7 million, respectively, during the first nine months of 1998. Revenues from the acquisitions of the Hospitals added approximately $3.1 million during the first nine months of 1998. Revenues for the Florida Facility and the August Facility Acquisitions approximated $2.5 million and $2.1 million, respectively, for the first nine months of 1998. The remaining increase of $13.3 million was primarily attributable to growth in existing facility revenues, therapy contract revenues and revenues from PTS. Revenues associated with existing facilities increased by approximately $9.1 million during the first nine months of 1998 as compared to the same period in the prior year, and resulted primarily from an increase in the quality revenue mix of the facilities due to increasing admissions of higher acuity patients and from an increase in the delivery of specialty services. The Company also experienced general rate increases at its nursing facilities, which increased patient service revenues in the first nine months of 1998 compared to the same period in 1997. The increase in revenues at the Company's subsidiary providing therapy services of approximately $4.0 million resulted from the net addition of two rehabilitation therapy services contracts subsequent to the third quarter of 1997 as well as growth in existing contract revenue. This same store growth was primarily the result of favorable salary equivalency rate changes in certain states in which the Company operates as well as improvements in productivity of the CCI contracts following a short downturn in volume subsequent to the 1997 contracts acquisition. Revenues from home health services decreased approximately $2.0 million during the first nine months of 1998 due to a decline in home health visits and Medicare rate decreases implemented in 1998. Revenue from PTS increased $2.2 million in the first nine months of 1998 compared to 1997 due to increased volume from existing contracts and the addition of new third party contracts in 1998.

MANAGEMENT FEES AND OTHER REVENUES. Management fees and other revenues increased from $5.6 million in the first nine months of 1997 to $11.4 million in the first nine months of 1998, an increase of $5.8 million, which was attributable primarily to the net addition of facility management agreements subsequent to the third quarter of 1997 and the performance of additional fee-generating services to existing managed facilities.

FACILITY OPERATING EXPENSES. Facility operating expenses increased from $167.9 million in the first nine months of 1997 to $201.3 million in the same period in 1998, an increase of $33.4 million or 19.9%, of which the acquisition of TC and the acquisition of the CCI therapy contracts added approximately $8.3 million and $8.0 million, respectively, in the first nine months of 1998. The acquisitions of the Hospitals added $2.7 million to operating expenses during the first nine months of 1998 compared to 1997. Operating expenses for the Florida Facility and the August Facility Acquisitions totaled $1.9 million and $1.8 million, respectively, in the first nine months of 1998. The remaining increase of $10.7 million was attributable primarily to increases in operating expenses at existing long-term care facilities, increases in expenses from existing contract therapy services, and increases at PTS. Operating expenses at existing facilities increased $7.7 million, due to providing care for higher acuity patients in the first nine months of 1998 as compared to the prior year period, as well as costs associated with PPS training for the Company's nursing and support staff. Operating expenses at the Company's subsidiary providing therapy services increased $2.5 million as compared to the prior year period, due to the net addition of two rehabilitation therapy services contracts as well as increases in therapy volume on certain of the Company's existing contracts. Expenses from home health services decreased approximately $1.5 million in the first nine months of 1998 as compared to 1997 due to the decline in home health visits in 1998 and cost reductions in the Company's delivery of care. Operating expenses at PTS increased $2.0 million in the first nine months of 1998 compared to the prior year period due to increased volume from existing contracts and the addition of new third party contracts.

LEASE EXPENSE. Lease expense increased from $16.3 million in 1997 to $16.9 million in 1998, an increase of approximately $569,000, or 3.5%. The acquisitions of TC and the Hospitals added approximately $138,000 and $120,000, respectively, in the first nine months of 1998 compared to the first nine months of 1997. Lease expense for the August Facility Acquisitions totaled approximately $244,000 for the first nine months of 1998.

CORPORATE ADMINISTRATIVE COSTS. Corporate administrative costs increased from $11.3 million in 1997 to $16.0 million in 1998, an increase of $4.7 million, or 41.4%, which was due primarily to additional overhead incurred to accommodate the acquisition of the CCI contracts, the addition of long-term care facility management agreements, the acquisition of TC, the Hospitals and the August Facility Acquisitions, and costs incurred in preparing for the prospective payment system.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $4.9 million in the first nine months of 1997 to $6.6 million in the same period in 1998, an increase of approximately $1.7, or 32.9%, which was primarily attributable to acquisitions and additional depreciation expense incurred as a result of fixed asset purchases.

INTEREST EXPENSE. Interest expense decreased from $7.1 million in 1997 to $6.7 million in 1998, a decrease of approximately $367,000, or 5.2%, which was primarily attributable to the repayment of $25.3 million of subordinated debt in the third quarter of 1997, repayment of $35.1 million outstanding under the Senior Credit Facility in the third and fourth quarters of 1997 as a result of the completion of the Company's initial public offering, (which occurred in July
1997), and the increase in debt of approximately $39.0 million subsequent to the third quarter of 1997 related to borrowings for working capital.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for both the first nine months of 1998 and for the same period in 1997 was 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash during the first nine months of 1998 was borrowings under its Senior Credit Facility. Cash was used by the Company for capital improvements at several existing facilities, working capital advances under arrangements with certain of the Company's managed facilities and the day-to-day operations of the Company's business. The Company anticipates using borrowings under the Senior Credit Facility to fund the growth in operations of its existing facilities, the expansion and development of specialty services, and the acquisition or management of additional long-term care facilities and related service providers.

Working capital increased from $45.6 million at December 31, 1997, to $74.9 million at September 30, 1998 primarily attributable to increases in patient accounts receivable, working capital advances under arrangements with certain of the Company's managed facilities, increases in management fees receivable due to additional fee-generating services provided to managed facilities, and accrued liabilities associated with the closure of THS of Southbend. Patient accounts receivable increased from $72.2 million at December 31, 1997 to $87.6 million at September 30, 1998, an increase of $15.4 million. This increase was comprised of $10.3 million associated with the Company's long-term care facilities, with the remaining $5.1 million resulting from increases in rehabilitation therapy contract receivables. The increase in receivables at the Company's long-term care facilities is due primarily to increases in settlement receivables due from the Medicare program associated with the Company's continued expansion of specialty services during 1998. Costs incurred under the Medicare program are reimbursed on a retroactive basis, which extends the collection time of these receivables. The Company received interim payments totaling $9.1 million from Medicare on its 1997 and 1998 settlement receivables (up to the routine cost limits) during the third quarter of 1998. The increase in therapy receivables during 1998 relates primarily to slowdown in payments from skilled nursing facilities associated with increases in those providers' Medicare settlements. As these settlements are collected, obligations to the Company should be reduced. Working capital advances under arrangements with certain of the Company's managed facilities increased by approximately $9.5 million, and management fees related to additional fee-generating services to managed facilities increased $3.6 million during the first nine months of 1998. Additional accrued liabilities of $2.4 million, net of tax, were recorded in the third quarter of 1998 associated with the closure of THS of Southbend.

The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $5.0 million or approximately $800 per bed for the nine-month period. These expenditures included the expansion of existing facilities and the selected rehabilitation of certain facilities.

In July 1998, the Company expanded the Senior Credit Facility from $125 million to $160 million through syndication with an expanded bank group led by NationsBank and First Union as agents. Under the expansion, an initial amount of $40.0 million has been reserved for leases of existing and future facilities. The Company has the ability to expand the lease portion of the commitment up to $80.0 million, and in October 1998, the lease portion was expanded to $70.0 million.

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

During the first nine months of 1998, the Company borrowed a net of $24.2 million in working capital loans under the Senior Credit Facility which were utilized primarily to finance capital expenditures at existing facilities and to provide working capital. As of September 30, 1998, the Company had $65.5 million outstanding and approximately $52.8 million available under its Senior Credit Facility, net of issued standby letters of credit of approximately $6.7 million.

The Company believes that operating cash flow and availability under the Senior Credit Facility will be sufficient to finance its activities and to fund future acquisitions.

In June 1998 the Company signed an agreement to lease ten skilled nursing facilities totaling 1,024 licensed available beds, located throughout Arkansas, Florida, Kansas, Wisconsin and North Carolina. The leases, with an initial fourteen-year term and two ten-year renewal options, will be effective upon transfer of the licenses. Two of the licenses transferred on August 1, 1998, six of the licenses transferred on October 1, 1998 and the two remaining facility licenses transferred on November 1, 1998. Centennial anticipates using cash resources in the fourth quarter of 1998 to fund working capital requirements under these leases.

In the fourth quarter of 1998, the Company financed six nursing facilities under the lease component of the Senior Credit Facility. Lincoln Centers for Rehabilitation and Healthcare-East, and Lincoln Centers for Rehabilitation and Healthcare-West, a 90-bed facility and a 76-bed facility, respectively, both located in Connersville, Indiana, were previously leased by the Company. Riverbend Health Care Center, a 78-bed facility located in Fort Wayne, Indiana, and Sheridan Healthcare Center, an 80-bed facility located in Sheridan, Indiana, were also previously leased by the Company. Ashton Court Care and Rehabilitation Centre, a 140-bed facility located in Liberty, Missouri and Woodbine Healthcare and Rehabilitation Centre, a 300-bed facility located in Gladstone, Missouri are being leased by the Company effective November 1, 1998.


HEALTH CARE REFORM

The Balanced Budget Act of 1997, (the "Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system ("PPS") for skilled services. The PPS per diem, which would cover routine service, ancillary and capital related costs, will initially be a blended rate based on
(i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and freestanding (skilled nursing facility) 1995 cost reports, adjusted for case mix and geographic variations in labor costs. The blended rate will be further adjusted by a facility-specific case mix (acuity) index.

Management believes that revenues will be lower under PPS; however, reductions in therapy costs, use of general purchasing agents and other expense reduction measures should offset the effect of any rate reductions. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Company. During both the third quarter and first nine months of 1998, the Company derived approximately 19% of its revenues from Medicare at its long-term care facilities. The Company will incur, over the next three quarters, training costs, implementation costs and other costs in order to prepare for PPS. For the remainder of 1998, the Company has increased it's budgeted expenses by $1.5 million related to these costs. Additionally, the Company expects to incur an additional $3.0 million in the first half of 1999 related to these costs.



The Act has also targeted the Medicare home health program for reductions in spending of approximately $16.2 billion over the next five years, also primarily through the implementation of a prospective payment system. An interim payment system ("IPS") will remain in effect until the new prospective payment system is implemented for cost reporting periods beginning on or after

October 1, 1999. The interim payment system is effective for cost reporting periods beginning on or after October 1, 1997. Under the IPS, home health agencies are reimbursed at the lessor of:

 . Actual costs
 . Per visit cost limits reduced to 105% of the median per visit costs for freestanding home health agencies; or

 . A new blended agency-specific per beneficiary annual limit applied to the agency's unduplicated census count of Medicare patients and based 75% on 98% of reasonable costs for the agency's twelve- month cost reporting period ending during fiscal year 1994.

Implementation of these new limits will effectively reduce reimbursement 15-20% according to industry experts. For the third quarter and first nine months of 1998, the Company derived approximately 6 % and 7%, respectively, of its revenues from home health care.

Effective April 10, 1998, regulations were adopted by Health Care Financing Administration, which revise the methodology for determining the reasonable cost for contract therapy services, including physical therapy, respiratory therapy, occupational therapy and speech language pathology. Under the regulations, the reasonable costs for contract therapy services are limited to geographically-adjusted salary equivalency guidelines. However, the revised salary equivalency guidelines will no longer apply when the PPS system applicable to the particular setting for contract therapy services (e.g. skilled nursing facilities, home health agencies, etc.) goes into effect. In most locations the reduced rates have the effect of reducing the amount of reimbursement for an hour of occupational or speech therapy and increasing the amount of reimbursement for an hour of physical and respiratory therapy. The Company believes that such rate reductions will be completely or partially offset by cost reductions, changes in the method of delivering such services and the addition of new therapy contracts. Due to these changes in operations and cost structure and the relative size of the Company's therapy business, the Company does not expect these reimbursement changes to have a material long-term adverse effect on the Company. For the third quarter and first nine months of 1998, the Company derived approximately 14 % and 15%, respectively, of its revenues from third-party contract therapy services.

IMPACT OF THE YEAR 2000 ISSUE

Computer systems and other equipment, including biomedical equipment and building controls, with embedded computer microchips or processors (collectively, "Business Systems") may use only two digits to represent the year, which could result in the inability to process accurately certain date sensitive data or operations before, during or after the year 2000. Business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. This is commonly known as the Year 2000 Issue. Problems associated with the Year 2000 Issue could affect many of Centennial's financial and administrative operations as well as its voice and data communication systems.

The Company is in the process of implementing a Year 2000 compliance plan (the "Plan") with the objective of having all of its significant internal Business Systems fully compliant with respect to the Year 2000 Issue before June 30, 1999.

The first component of the Plan is to identify the internal Business Systems of the Company that are susceptible to processing errors or system failures as a result of the Year 2000 Issue. This effort is substantially complete, and priorities for all Business Systems that may require remediation or replacement have been established. Those Business Systems considered most critical to continuing operations and resident care are being given the highest priority.

The second component of the Plan involves the actual remediation and replacement of Business Systems. Business Systems ranked highest in priority have either been remediated or replaced or scheduled for remediation or replacement. The Company's objective is to complete substantially all remediation and replacement of internal Business Systems by March, 1999 to allow time for testing and verification.

Significant governmental entities, service providers, vendors and suppliers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Year 2000 compliance through questionnaires, interviews, and other available means.

It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $250,000 to $500,000, of which approximately $80,000 has been spent to date. These costs are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be approximately $300,000), substantially all of which would be capitalized, are not included in the above estimates. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on Centennial's results of operations or financial condition.

Because of the interdependent nature of Business Systems, the Company could be materially adversely affected if federal and state agencies that administer Medicare and/or Medicaid or private businesses with which the Company does business or that provide essential services are not Year 2000 compliant. The business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for a period of time after January 1, 2000. Any related costs to the Company are not included in the above cost estimates.

Concurrently with the Plan described above, the Company is developing a contingency plan intended to mitigate the possible disruption in business operations that may result from the Year 2000 Issue, and is developing cost estimates for this plan. Once developed, the contingency plan and related cost estimates will be continually refined as additional information becomes available. Management expects that the contingency plan will be in place by the end of the second quarter of 1999.

The Company's Plan is an ongoing process and the estimates of costs and completion dates for various components of the Plan described above are subject to change.

                          PART II--OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           As of September 30, 1998, the Company did not have any pending legal proceedings that, based on current information and beliefs, separately or in the aggregate, would be likely to have a material adverse effect on the business or the results of operations of the Company. The Company is, and may be in the future, party to litigation or administrative proceedings which arise in the normal course of its business.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None

ITEM 5.    OTHER INFORMATION.

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

Exhibit
Number     Description
-------    -----------

  2.1 Agreement and Plan of Merger between Cougar Holdings Corporation, Cougar Acquisition Corporation and the Company, dated October 22, 1998 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 28, 1998.)


  3.1 Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement of Form S-1, Registration No. 333-24267, as amended).

  3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

  4.1 Third Amended and Restated Articles of Incorporation of the Company, included without limitation Article III and Article VII (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

 10.1 Lease between Health Care Property Investors, Inc. as Lessor and Centennial HealthCare Investment Corporation as Lessee dated as of June 15, 1998.

 10.2 Guaranty of Obligations by the Company concerning obligations of Centennial HealthCare Investment Corporation as Lessee under that certain Lease dated June 15, 1998 with Health Care Property Investors, Inc.

 10.3 Participation Agreement dated as of July 29, 1998 among the Company as Construction Agent and Lessee, certain of subsidiaries of the Company as Guarantors, First Security Bank, National Association, as Owner Trustee, the various banks and lending institutions named therein as the Holders, the various banks and lending institutions named therein as the Lenders, First Union Capital Markets, as Syndication Agent, and NationsBank, N.A. as Agent

 10.4 Lease Agreement dated as of July 29, 1998 between First Security Bank, National Association, not individually, but solely as the Owner Trustee under the Centennial Real Estate Trust 1998-1, as Lessor, and the Company as Lessee

 10.5 Agency Agreement dated as of July 29, 1998 between the Company and First Security Bank, National Association

 10.6 Security Agreement dated as of July 29, 1998 between First Security Bank, National Association, not individually but solely as the Owner Trustee under the Centennial Real Estate Trust 1998-1 and NationsBank, N.A. as the Agent for the Lenders and the Holders, and accepted and agreed to by the Company

 10.7 Lease Supplement No. 1 by and between First Security Bank, National Association and the Company dated August 5, 1998

 10.8 Lease Supplement No. 2 by and between First Security Bank, National Association and the Company dated August 5, 1998

 10.9 Lease Supplement No. 3 by and between First Security Bank, National Association and the Company dated August 5, 1998

 10.10 Lease Supplement No. 4 by and between First Security Bank, National Association and the Company dated October 9, 1998

 10.11 Lease Supplement No. 5 by and between First Security Bank, National Association and the Company dated October 9, 1998

 10.12 Lease Supplement No. 6 by and between First Security Bank, National Association and the Company dated October 9, 1998

 10.13 Second Amended and Restated Lease Agreement by and between EBT Healthcare Properties, L.P. and Centennial HealthCare Properties Corporation dated October 1, 1998

 10.14 Lease Guarantee Agreement by and between EBT Healthcare Properties, L.P. and the Company dated October 1, 1998.

 11.1      Statement Regarding Computation of Per Share Earnings

 27.1      Financial Data Schedule (for SEC use only)

 99.1      Cautionary Statements


(b)  Reports on Form 8-K

On October 28, 1998, the Company filed a Form 8-K reporting a proposed merger of the Company with a company founded by Welsh, Carson, Anderson & Stowe, whose affiliates currently own approximately 23% of the Company's outstanding stock.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 16, 1998     CENTENNIAL HEALTHCARE CORPORATION

                              By: /s/ J. Stephen Eaton
                                  ----------------------------------------
                                  J. Stephen Eaton, Chairman of the Board,
                                  President and Chief Executive Officer

Date:  November 16, 1998

                              By: /s/ Alan C. Dahl
                                  ------------------------------------------
                                  Alan C. Dahl, Executive Vice President and
                                  Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------

  2.1 Agreement and Plan of Merger between Cougar Holdings Corporation, Cougar Acquisition Corp. and the Company, dated October 22, 1998 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 28, 1998).

  3.1 Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement of Form S-1, Registration No. 333-24267, as amended).

  3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

  4.1 Third Amended and Restated Articles of Incorporation of the Company, included without limitation Article III and Article VII (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

 10.1 Lease between Health Care Property Investors, Inc. as Lessor and Centennial HealthCare Investment Corporation as Lessee dated as of June 15, 1998.

 10.2 Guaranty of Obligations by the Company concerning obligations of Centennial HealthCare Investment Corporation as Lessee under that certain Lease dated June 15, 1998 with Health Care Property Investors, Inc.

 10.3 Participation Agreement dated as of July 29, 1998 among the Company as Construction Agent and Lessee, certain of subsidiaries of the Company as Guarantors, First Security Bank, National Association, as Owner Trustee, the various banks and lending institutions named therein as the Holders, the various banks and lending institutions named therein as the Lenders, First Union Capital Markets, as Syndication Agent, and NationsBank, N.A. as Agent

 10.4 Lease Agreement dated as of July 29, 1998 between First Security Bank, National Association, not individually, but solely as the Owner Trustee under the Centennial Real Estate Trust 1998-1, as Lessor, and the Company as Lessee

 10.5 Agency Agreement dated as of July 29, 1998 between the Company and First Security Bank, National Association

 10.6 Security Agreement dated as of July 29, 1998 between First Security Bank, National Association, not individually but solely as the Owner Trustee under the Centennial Real Estate Trust 1998-1 and NationsBank, N.A. as the Agent for the Lenders and the Holders, and accepted and agreed to by the Company

 10.7 Lease Supplement No. 1 by and between First Security Bank, National Association and the Company dated August 5, 1998

 10.8 Lease Supplement No. 2 by and between First Security Bank, National Association and the Company dated August 5, 1998

 10.9 Lease Supplement No. 3 by and between First Security Bank, National Association and the Company dated August 5, 1998

 10.10 Lease Supplement No. 4 by and between First Security Bank, National Association and the Company dated October 9, 1998

 10.11 Lease Supplement No. 5 by and between First Security Bank, National Association and the Company dated October 9, 1998

 10.12 Lease Supplement No. 6 by and between First Security Bank, National Association and the Company dated October 9, 1998

 10.13 Second Amended and Restated Lease Agreement by and between EBT Healthcare Properties, L.P. and Centennial HealthCare Properties Corporation dated October 1, 1998

 10.14 Lease Guarantee Agreement by and between EBT Healthcare Properties, L.P. and the Company dated October 1, 1998.

 11.1      Statement Regarding Computation of Per Share Earnings

 27.1      Financial Data Schedule (for SEC use only)

 99.1      Cautionary Statements