Form 10-Q/A
period 1998-09-30
CENTENNIAL HEALTHCARE CORP
filed 1999-03-18
CIK 1035118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(Mark one)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   September 30, 1998
                                         ------------------
                              OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    ----------

                    Commission file number       000-22771
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

NOTE 3--CERTAIN THIRD QUARTER TRANSACTIONS, AMENDED AND RESTATED IN ITS ENTIRETY AS FOLLOWS:

In December 1995, as part of the Company's merger with Transitional Health Services, Inc., (the "THS Merger"), the Company assumed operations of THS of South Bend, a 191-bed skilled nursing facility located in South Bend, Indiana. Prior to its acquisition by the Company, this facility had a history of operating losses, had received negative state licensure surveys, and was in jeopardy of losing its license. At the time of the acquisition, the Company recorded a $3.0 million reserve against a future loss on the disposition of the facility, which the Company intended to complete within two years. The Company has been unable to sell the facility, and as a result, management has determined that the best course of action is to close the facility. All necessary notices for closure have been sent and it is anticipated that the facility will close during late November 1998. During the third quarter of 1998, the Company recorded an estimated loss of $4.0 million associated with the closure of this facility and the relocation of its residents. The Company will continue to market the facility for sale with disposition expected during the second quarter of 1999. As of September 30, 1998, the carrying value of this facility was approximately $1.8 million. The Company suspended depreciation of these assets in August of 1998. Depreciation on these assets would have approximated $15,000 during the third quarter. The action filed by the local county prosecutor's office during the third quarter of 1998 remains pending. The Company continues to believe that this action is without merit.

During the third quarter of 1998, the Company completed its review of the effects of the upcoming prospective payment system ("PPS") on its operations. Based upon the Company's projections of future revenue and expense changes associated with the phase-in of PPS, the Company determined that profitability at certain of its nursing centers acquired in the THS Merger would be less than expected. In addition, the Company has experienced continued declines in revenue at Total Care, Inc., ("TC"), the Company's subsidiary providing home health services, due to decreases in home health visits during 1998 and decreases in Medicare reimbursement for home health services. Accordingly, during the third quarter of 1998, the Company recorded write-downs of property and equipment and goodwill at its nursing centers of approximately $3.8 million and $7.2 million, respectively. In addition, the Company wrote off approximately $1.2 million of goodwill associated with Total Care, Inc.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 17, 1999         CENTENNIAL HEALTHCARE CORPORATION

                              By: /s/ J. Stephen Eaton
                                  ----------------------------------------
                                  J. Stephen Eaton, Chairman of the Board,
                                  President and Chief Executive Officer

Date:  March 17, 1999

                              By: /s/ Alan C. Dahl
                                  ------------------------------------------
                                  Alan C. Dahl, Executive Vice President and
                                  Chief Financial Officer