Form 10-Q/A
period 1998-09-30
CENTENNIAL HEALTHCARE CORP
filed 1999-04-06
CIK 1035118

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

Signatures

ITEM I - FINANCIAL STATEMENTS

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                      1998             1997
                                                   -------------    ------------
                         ASSETS
Current assets:
 Cash and cash equivalents........................    $  7,164         $  4,011
 Patient accounts receivable and
   third-party payor settlements, net of
   allowance for doubtful accounts of
   approximately $3,600 and $3,000................      87,602           72,222
 Other receivables................................      29,626           14,612
 Deferred income taxes............................       1,311            2,511
 Prepaid expenses and other current assets........       3,501            1,259
                                                      --------         --------
   Total current assets...........................     129,204           94,615

  Property and equipment, net.....................      71,853           74,379
  Intangible assets, net..........................      41,835           51,331
  Notes receivable and other assets...............      28,411           23,324
                                                      --------         --------

   Total assets...................................    $271,303         $243,649
                                                      ========         ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities.........    $ 39,008         $ 40,785
 Other current liabilities........................      14,216            8,270
                                                      --------         --------
   Total current liabilities......................      53,224           49,055
Long-term debt, less current maturities...........     101,641           78,913
Other long-term liabilities.......................       2,215            2,577
                                                      --------         --------
                                                       157,080          130,545
Commitments and contingencies
Shareholders' equity:
 Common stock with par value of $.01; 50,000,000
   shares authorized; 11,923,618 and 11,862,320
   shares issued and outstanding..................         119              119
 Paid-in capital..................................     101,593          101,299
 Retained earnings................................      12,511           12,214
                                                      --------         --------
                                                       114,223          113,632
Note receivable from shareholder..................           -             (528)
                                                      --------         --------

   Net shareholders' equity.......................     114,223          113,104
                                                      --------         --------
   Total liabilities and shareholders' equity.....    $271,303         $243,649
                                                      ========         ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS           NINE MONTHS
                                                              ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                             --------------------    --------------------
                                                               1998        1997        1998        1997
                                                             --------     -------    ---------  ---------
Revenues:
  Net patient service revenues.............................  $ 85,738     $79,964     $253,159   $212,537
  Management fees and other revenues.......................     3,847       1,982       11,398      5,583
                                                             --------     -------     --------   --------
    Total revenues.........................................    89,585      81,946      264,557    218,120
                                                             --------     -------     --------   --------
Expenses:
  Facility operating expenses:
    Salaries, wages and benefits...........................    49,526      42,468      134,446    110,729
    Other operating expenses...............................    18,828      20,365       66,807     57,156
  Lease expense............................................     5,756       5,909       16,911     16,342
  Corporate administrative costs...........................     5,837       4,122       16,027     11,336
  Depreciation and amortization............................     1,912       1,811        6,574      4,945
  Loss on closure of nursing facility......................     4,010           -        4,010          -
  Provision for asset revaluation..........................    12,152           -       12,152          -
                                                             --------     -------     --------   --------
     Total operating expenses..............................    98,021      74,675      256,927    200,508
                                                             --------     -------     --------   --------
                                                               (8,436)      7,271        7,630     17,612
                                                             --------     -------     --------   --------
Other income (expense):
  Interest income..........................................       540         208        1,461        524
  Interest expense.........................................    (2,499)     (1,807)      (6,728)    (7,095)
                                                             --------     -------     --------   --------
      Total other expense..................................    (1,959)     (1,599)      (5,267)    (6,571)
                                                             --------     -------     --------   --------
                                                              (10,395)      5,672        2,363     11,041
Provision for income taxes.................................    (3,123)      2,212        1,852      4,306
                                                             --------     -------     --------   --------
Income (loss) before minority interest.....................    (7,272)      3,460          511      6,735
Minority interest in net income of subsidiary,
  net of income taxes......................................       (91)        (77)        (214)      (227)
                                                             --------     -------     --------   --------
Income (loss) before extraordinary loss....................    (7,363)      3,383          297      6,508
Extraordinary loss on extinguishment of debt, net of
  income tax benefit.......................................         -        (537)           -       (537)
                                                             --------     -------     --------   --------
      Net income (loss)....................................    (7,363)      2,846          297      5,971
Dividends and accretion on preferred stock.................         -       4,654            -      5,873
                                                             --------     -------     --------   --------
Income (loss) applicable to common stock...................  $ (7,363)    $(1,808)    $    297   $     98
                                                             ========     =======     ========   ========
Income (loss) applicable to common stock per common
  stock and common stock equivalent share:
  Basic....................................................  $  (0.62)    $ (0.16)    $   0.02   $   0.01
                                                             ========     =======     ========   ========
  Diluted..................................................  $  (0.62)    $ (0.15)    $   0.02   $   0.02
                                                             ========     =======     ========   ========
Weighted average number of common stock and
  common stock equivalents outstanding:
  Basic....................................................    11,924      11,579       11,900      7,084
                                                             ========     =======     ========   ========
  Diluted..................................................    11,942      11,870       12,123      7,206
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

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                             NOTE
                                                   COMMON STOCK                            RECEIVABLE
                                                  ---------------   PAID-IN    RETAINED      FROM
                                                  SHARES   AMOUNT   CAPITAL    EARNINGS   SHAREHOLDER      NET
                                                  ------   ------   --------   --------   -----------   --------
Balance at December 31, 1997...................   11,862   $119     $101,299    $12,214     $(528)      $113,104
Exercise of stock options......................       61      -          294          -         -            294
Proceeds from shareholder note receivable......        -      -            -          -       528            528
Net income.....................................        -      -            -        297         -            297
                                                  ------    ---     --------    -------     -----       --------
Balance at September 30, 1998..................   11,923   $119     $101,593    $12,511     $   -       $114,223
                                                  ======   ====     ========    =======     =====       ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)
                                                                NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
Operating Activities:
  Net income.............................................   $    297   $  5,971
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization......................      6,574      4,945
      Amortization of discount on subordinated debt......          -         62
      Extraordinary loss on extinguishment of debt.......          -        880
      Deferred income taxes..............................     (1,100)     3,978
      Consulting expenses offset against
        note receivable..................................         94         63
      Minority interest..................................        350        374
      Provision for doubtful accounts....................      1,144        347
      Provision for asset revaluation....................     12,152          -
      Change in assets and liabilities:
         Accounts receivable.............................    (16,431)   (16,846)
         Prepaid expenses and other assets...............     (7,471)    (5,674)
         Accounts payable, accrued liabilities and
           other current liabilities.....................      3,301     (1,824)
         Other...........................................       (930)       113
                                                            --------   --------
             Cash used in operating activities...........     (2,020)    (7,611)
                                                            --------   --------
Investing Activities:
  Purchases of property and equipment....................     (5,046)    (4,354)
  Notes and advances receivable, net of repayments.......     (9,422)       280
  Acquisitions, net of cash acquired.....................       (591)   (13,857)
  (Increase) decrease in restricted cash.................       (531)     4,647
  Other..................................................     (1,964)      (982)
                                                            --------   --------
             Cash used in investing activities...........    (17,554)   (14,266)
                                                            --------   --------
Financing Activities:
  Proceeds from issuance of preferred stock..............          -     10,000
  Proceeds from the exercise of stock options............        294         23
  Proceeds from borrowings...............................     24,200     13,000
  Public offering of Common Stock........................          -     68,448
  Payment of stock offering costs........................          -     (1,420)
  Distributions paid to minority partners................       (222)      (222)
  Payments of dividends to preferred shareholders........          -       (462)
  Payments on amounts due to related party...............       (480)      (202)
  Redemption of Series E Preferred Stock.................          -     (5,000)
  Repurchase of Series C Preferred Stock.................          -     (1,009)
  Principal payments on subordinated debt................          -    (25,300)
  Principal payments on long-term debt...................     (1,065)   (35,743)
                                                            --------   --------
             Cash provided by financing activities.......     22,727     22,113
                                                            --------   --------

Net increase in cash and cash equivalents................      3,153        236

Cash and cash equivalents, beginning of period...........      4,011      6,030
                                                            --------   --------

Cash and cash equivalents, end of period.................   $  7,164   $  6,266
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

NOTE 2--EARNINGS PER SHARE

The calculation of earnings per share is as follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                         ------------------   -----------------
                                                           1998       1997      1998      1997
                                                         -------    -------   -------   -------
Income (loss) before dividends
  and accretion on preferred stock....................   $(7,363)   $ 3,383    $   297   $ 6,508
Dividends and accretion on preferred stock............         -     (4,654)         -    (5,873)
                                                         -------    -------    -------   -------
Income (loss) applicable to common stock
  before extraordinary loss...........................    (7,363)    (1,271)       297       635
Extraordinary loss on extinguishment of
  debt (net of tax)...................................         -       (537)         -      (537)
                                                         -------    -------    -------   -------
Income (loss) applicable to common stock..............   $(7,363)   $(1,808)   $   297   $    98

Weighted average common shares outstanding............    11,924     11,579     11,900     7,084

Basic earnings (loss) per common share:
Income (loss) applicable to common stock
  before extraordinary loss...........................   $ (0.62)   $ (0.11)   $  0.02   $  0.09
Extraordinary loss on extinguishment of debt..........         -      (0.05)         -     (0.08)
                                                         -------    -------    -------   -------
Basic Earnings (Loss) Per Common Share................   $ (0.62)   $ (0.16)   $  0.02   $  0.01
                                                         =======    =======    =======   =======

Income (loss) applicable to common stock
  before extraordinary loss...........................   $(7,363)   $(1,271)   $   297   $   635
Interest savings on convertible debt (net of tax).....         -         24          -        41
Extraordinary loss on extinguishment of debt
  (net of tax)........................................         -       (537)                (537)
                                                         -------    -------    -------   -------
Income (loss) applicable to common stock..............   $(7,363)   $(1,784)   $   297   $   139

Weighted average common shares outstanding............    11,924     11,579     11,900     7,084
Dilutive effect of stock options......................        18        166        223        80
Conversion of convertible debt........................         -        125          -        42
                                                         -------    -------    -------   -------
Average diluted common shares outstanding.............    11,942     11,870     12,123     7,206

Diluted earnings (loss) per common share:
Income (loss) applicable to common stock before
  extraordinary loss..................................   $ (0.62)   $ (0.10)   $  0.02   $  0.09
Extraordinary loss on extinguishment of debt..........         -      (0.05)         -     (0.07)
                                                         -------    -------    -------   -------
Diluted Earnings (Loss) Per Common Share..............   $ (0.62)   $ (0.15)   $  0.02   $  0.02
                                                         =======    =======    =======   =======

NOTE 3--CERTAIN THIRD QUARTER TRANSACTIONS

In December 1995, as part of the Company's merger with Transitional Health Services, Inc., (the "THS Merger"), the Company assumed operations of THS of South Bend, a 191-bed skilled nursing facility located in South Bend, Indiana. Prior to its acquisition by the Company, this facility had a history of operating losses, had received negative state licensure surveys, and was in jeopardy of losing its license. At the time of the acquisition, the Company recorded a $3.0 million reserve against a future loss on the disposition of the facility, which the Company intended to complete within two years. The Company has been unable to sell the facility, and as a result, management has determined that the best course of action is to close the facility. All necessary notices for closure have been sent and it is anticipated that the facility will close during late November 1998. During the third quarter of 1998, the Company recorded an estimated loss of $4.0 million associated with the closure of this facility and the relocation of its residents. The Company will continue to market the facility for sale with disposition expected during the second quarter of 1999. As of September 30, 1998, the carrying value of this facility was approximately $1.8 million. The Company suspended depreciation on these assets in August of 1998. Depreciation on these assets would have approximated $15,000 during the third quarter. The action filed by the local county prosecutor's office during the third quarter of 1998 remains pending. The Company continues to believe that this action is without merit.

During the third quarter of 1998, the Company completed its review of the effects of the upcoming prospective payment system ("PPS") on its operations. Based upon the Company's projections of future revenue and expense changes associated with the phase-in of PPS, the Company determined that profitability at certain of its nursing centers acquired in the THS Merger would be less than expected. In addition, the Company has experienced continued declines in revenue at Total Care, Inc., ("TC"), the Company's subsidiary providing home health services, due to decreases in home health visits during 1998 and decreases in Medicare reimbursement for home health services. Accordingly, during the third quarter of 1998, the Company recorded write-downs of property and equipment and goodwill at its nursing centers of approximately $3.4 million and $7.6 million respectively. In addition, the Company wrote off approximately $1.2 million of goodwill associated with Total Care, Inc.

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

   CERTAIN STATEMENTS IN THIS FORM 10-Q/A, INCLUDING INFORMATION SET FORTH UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF CENTENNIAL HEALTHCARE CORPORATION AND MEMBERS OF ITS MANAGEMENT TEAM. MANAGEMENT CAUTIONS THAT A VARIETY OF FACTORS COULD CAUSE CENTENNIAL HEALTHCARE'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN CENTENNIAL HEALTHCARE'S CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS (EXHIBIT 99.1 TO THIS REPORT), WHICH STATEMENTS ARE INCORPORATED HEREIN BY REFERENCE.

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

PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased from 39.0% in the third quarter of 1997 to 30.0% in the third quarter of 1998, a decrease in the rate of 9.0%, due to an increase in permanent tax differences associated with the write off of non-deductible goodwill.

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

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased from 39.0% for the first nine months of 1997 to 78.4% for the first nine months of 1998, an increase in the rate of 39.4%, due to an increase in permanent tax differences associated with the write off of non-deductible goodwill.

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

Working capital increased from $45.6 million at December 31, 1997, to $76.0 million at September 30, 1998 primarily attributable to increases in patient accounts receivable, working capital advances under arrangements with certain of the Company's managed facilities, increases in management fees receivable due to additional fee-generating services provided to managed facilities, and accrued liabilities associated with the closure of THS of Southbend. Patient accounts receivable increased from $72.2 million at December 31, 1997 to $87.6 million at September 30, 1998, an increase of $15.4 million. This increase was comprised of $10.3 million associated with the Company's long-term care facilities, with the remaining $5.1 million resulting from increases in rehabilitation therapy contract receivables. The increase in receivables at the Company's long-term care facilities is due primarily to increases in settlement receivables due from the Medicare program associated with the Company's continued expansion of specialty services during 1998. Costs incurred under the Medicare program are reimbursed on a retroactive basis, which extends the collection time of these receivables. The Company received interim payments totaling $9.1 million from Medicare on its 1997 and 1998 settlement receivables (up to the routine cost limits) during the third quarter of 1998. The increase in therapy receivables during 1998 relates primarily to slowdown in payments from skilled nursing facilities associated with increases in those providers' Medicare settlements. As these settlements are collected, obligations to the Company should be reduced. Working capital advances under arrangements with certain of the Company's managed facilities increased by approximately $9.5 million, and management fees related to additional fee-generating services to managed facilities increased $3.6 million during the first nine months of 1998. Additional accrued liabilities of $2.4 million, net of tax, were recorded in the third quarter of 1998 associated with the closure of THS of Southbend.

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

Date:  April 05, 1999         CENTENNIAL HEALTHCARE CORPORATION

                              By: /s/ J. Stephen Eaton
                                  ----------------------------------------
                                  J. Stephen Eaton, Chairman of the Board,
                                  President and Chief Executive Officer

Date:  April 05, 1999

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