Form 10-K405
period 1998-12-31
CENTENNIAL HEALTHCARE CORP
filed 1999-04-08
CIK 1035118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

For annual and transition reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended       December 31, 1998
                                      -----------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________  to __________

                        Commission file number 000-22771

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

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was approximately $69.0 million. As of March 31, 1999, the registrant had 11,923,618 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                           None

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

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K.........................................

Signatures...........................................................

Item 1. BUSINESS.

      Certain statements in this Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Such statements include statements regarding the intent, belief or current expectations of Centennial HealthCare Corporation and members of its management team. Management cautions that a variety of factors could cause Centennial Healthcare's actual results to differ materially from the anticipated results expressed in such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in Centennial Healthcare's cautionary statements regarding Forward - Looking statements (included as Exhibit 99.1 to this Form 10-K), which statements are hereby incorporated by reference. Centennial HealthCare Corporation undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

      Centennial HealthCare Corporation ("Centennial" or the "Company") provides a broad range of long-term healthcare services to meet the medical needs of elderly and post-acute patients. The Company provides these services through geographically concentrated networks located in metropolitan and secondary markets throughout the United States. The Company was organized in 1989 as a Georgia corporation and conducts business through its operating subsidiaries. At December 31, 1998, Centennial operated 101 owned, leased and managed skilled nursing facilities with 10,780 licensed available beds in 20 states and the District of Columbia, with its largest concentration of facilities in North Carolina, Indiana and Michigan. The Company provides basic and specialty healthcare services. Basic services include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. Specialty services include comprehensive rehabilitation therapy, respiratory therapy, infusion therapy, wound care, home health care and other subacute and specialty services. As components of its specialty services, at December 31, 1998, Centennial provided rehabilitation therapy services on a contract basis to third-party owned and Company-operated skilled nursing facilities in 23 states pursuant to 132 contracts and provided home health care services, primarily located in North Carolina. References to the Company or Centennial also include the Company's subsidiaries unless the context indicates otherwise.

COMPANY STRATEGY

      Centennial's objective is to continue to enhance its market position as a provider of long-term basic and specialty services in selected metropolitan and secondary markets. The Company seeks to control significant components of the non-acute health care system in its markets, thereby diversifying its sources of revenue and positioning itself to respond to the requirements of a variety of payors. In addition, the Company seeks to increase the range of services it provides within its facilities and tailors its health care services to address the specific needs within each of its markets. To meet its objective, the Company pursues the following strategies: (i) achieve operating leverage through the continued development of regionally concentrated networks; (ii) implement market-specific business and network development plans in response to the diverse needs of the Company's metropolitan and secondary markets; (iii) continue to expand specialty services to enhance the Company's position as a broad-based provider of health care services; (iv) manage operations through sophisticated information systems that enhance efficiency; and (v) pursue strategic acquisitions of additional long-term care facilities and related service providers.

      Over the last several years, the Company has grown its operating base both through acquisitions and internal growth. Total revenues were $357.6 million, $304.3 million and $233.0 million for the years ended December 31, 1998, 1997 and

1996, respectively. Operating income was $8.6 million, $25.5 million, and $14.5 million for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. Licensed available beds increased from 8,113 to 10,780 during the same period. The Company's revenue quality mix (Medicare, private pay, management fees and other) improved from 57.2% for the fiscal year ended December 31, 1996 to 66.6% for the fiscal year ended December 31, 1998, and the Company's revenues from specialty services increased from 33.7% for the fiscal year ended December 31, 1996 to 43.5% for the fiscal year ended December 31, 1998, reflecting the Company's focus on providing specialty services to higher acuity patients.

COMPANY GROWTH

      As part of its growth strategy, the Company regularly reviews possible acquisitions within the long-term care continuum. Effective December 31, 1995, the Company completed an important strategic acquisition by merging with Transitional Health Services, Inc. ("THS") which operated 36 skilled nursing facilities with 3,776 beds in Arkansas, North Carolina, Indiana, Kentucky and Michigan and a contract rehabilitation therapy business (the "THS Merger"). Since the THS Merger, through December 31, 1998, the Company continued to expand its operations through the acquisition of a company providing home health care services, the acquisition of a contract rehabilitation therapy company providing therapy services to affiliated and third-party skilled nursing facilities, the acquisition of 3 skilled nursing facilities previously managed by the Company, and the lease of two rural acute-care hospitals which are located in markets where the Company operates skilled nursing centers. Additionally, the Company added a net 19 management agreements for skilled nursing facilities totaling 2,665 licensed available beds, and the management of a 52-bed rural acute care hospital located in Florida.

1998 ACQUISITIONS AND LEASE TRANSACTIONS

In August 1998, the Company began leasing four skilled nursing facilities totaling 349 licensed available beds, located in Mississippi, North Carolina, Arkansas and Wisconsin. One of these facilities was previously managed by the Company. In October 1998, the Company began leasing six skilled nursing facilities totaling 608 licensed available beds, located in Florida, Arkansas, Kansas and Wisconsin.

In November 1998, the Company began leasing four skilled nursing facilities totaling 675 licensed available beds, located in Florida and Missouri.

1997 ACQUISITIONS AND LEASE TRANSACTIONS

      Effective May 1, 1997, the Company acquired by merger Total Care Consolidated, Inc., a provider of home health care services with 25 home health offices located in North Carolina, where the Company operated 16 facilities as of December 31, 1998, as well as South Carolina and Louisiana.

      In August 1997, the Company acquired substantially all of the business and assets of Complex Care, Inc., a provider of physical, occupational, and speech therapy services through approximately 45 contracts with third-party long-term care facilities in Connecticut and Rhode Island. Combined with the Company's existing contract rehabilitation therapy business, at December 31, 1998 the Company provided rehabilitation services pursuant to 132 contracts in 23 states, to Company-operated and third-party-owned facilities.

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

1998 MANAGEMENT AGREEMENTS

The Company's growth strategy also includes the management of long-term care facilities for third-party owners. Most management agreements provide for a management fee equal to 6% of the facility's gross revenues with terms ranging from 5 to 20 years, with renewal options. Additionally, the Company generally has a right of first refusal or option to purchase its managed facilities. This strategy allows the Company to evaluate the operations of potential acquisition candidate facilities prior to acquisition. During 1998, the company added 9 managed skilled nursing facilities to its portfolio, totaling 1,157 licensed available beds.

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

      CONTINUE TO EXPAND SPECIALTY SERVICES. The Company provides a broad range of specialty services at certain of its facilities and continues to expand its program of outpatient and home health care services. In addition, the Company intends to emphasize growth and expansion of its third party rehabilitation services to allow the Company's facilities to serve as full-service providers of specialty services to patients in its markets.

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

      REHABILITATION THERAPY. The Company provides a broad range of rehabilitation therapy services to its facilities and other third-party providers. These services include physical, occupational and speech therapy in the long-term care facility setting. As of December 31, 1998 the Company had contracted to provide rehabilitation therapy services to patients in 132 facilities, 41 of which are owned or leased by the Company.

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

      HOME HEALTH CARE. At December 31, 1998, Centennial operated 16 home health care offices, affording the recipients of such care an alternative to a hospital or long-term care facility setting. Such services delivered into the home setting include skilled nursing, physical, occupational and speech therapy and subacute care. In addition, personal care services are available from home health care aides who assist patients with their activities of daily living. Centennial provides home health care primarily in markets where it has long-term care facilities.

OPERATIONS

      GENERAL. The Company's facilities are organized into 14 operating regions and the Company's organizational structure and operations support staff provide its facilities with the resources needed to operate effectively in these regions. Each region has nurse consultants with responsibility for providing guidance on patient care issues, conducting quality assurance audits, training in clinical software and assuring compliance with applicable state and federal regulations. The Company provides additional operational support through a corporate team of professionals in financial accounting, reimbursement, managed care pricing, quality assurance, human resources, regulatory compliance, marketing, health systems development and other areas.

For all of its facilities, the Company actively manages personnel costs, which represent the largest expense incurred in the operation of a long-term care facility. The Company emphasizes attracting and retaining quality personnel, including administrators and skilled nursing staff, through a number of programs which include on-going training and education classes, employee recognition programs, and competitive wages and benefits. In addition, the Company has an incentive program for administrators and other key personnel based on the achievement of certain Company goals related to quality of care and financial performance.

      QUALITY ASSURANCE AND REGULATORY COMPLIANCE. The Company has developed a comprehensive quality assurance program that is designed to monitor, evaluate and improve the delivery of patient care. This program is supervised by a registered nurse, who serves as the Company's vice president of professional services. Pursuant to its quality control system, the Company routinely collects information from patients, family members, employees and state survey agencies that is then compiled, analyzed and distributed throughout the Company in order to monitor the quality of care and services provided and the satisfaction of the residents and their families with such services.

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

ACQUISITIONS

      The Company maintains an active acquisition program in order to increase its penetration of existing regions and to capitalize on the consolidation trends in the long-term care industry. The Company evaluates potential acquisitions on the basis of existing profitability, long-term profit potential, specialty services opportunities, facility location, payor mix and patient census. Specifically, the Company targets facilities that have the capacity to be leading providers of higher-acuity services in their respective markets and that represent opportunities for the Company to realize additional operating leverage through regional economies of scale and provide more profitable specialty services. In addition, the Company enters into lease or management agreements with certain facilities that generally include a right of first refusal. In many cases these lease or management arrangements present acquisition opportunities. As evidence of its ability to acquire previously managed facilities, as of December 31, 1998, the Company leased or owned 19 facilities that it previously managed.

FACILITIES

      At December 31, 1998, Centennial operated 101 owned, leased and managed skilled nursing facilities with 10,780 beds in 20 states and the District of Columbia. Of this number, Centennial owned 9 facilities with 897 beds, leased 59 facilities with 6,352 beds and managed 33 facilities with 3,531 beds. Since December 31, 1998, the Company has added 6 leased skilled nursing facilities with 795 beds in the state of Massachusetts. At December 31, 1998, the Company's facilities had an average of 107 beds and an average occupancy rate of 89.8%.

      The following table lists the Company's owned, leased and managed facilities by location, including the number of licensed available beds and the occupancy rate as of December 31, 1998:

                                     Facilities
                Number of  ------------------------------
State             Beds     Owned   Leased Managed   Total    Occupancy %(1)
-----           ---------  -----   ------ -------   -----    --------------
Arkansas           337         -        4       -       4       72.4
DC                 296         -        1       -       1       96.0
Florida            585         1        3       3       7       86.5
Georgia            157         -        1       -       1       94.9
Idaho              166         -        2       -       2       87.1
Indiana          1,149         -       12       -      12       88.3
Kansas             458         -        3       2       5       79.0
Kentucky           356         1        2       -       3       92.3
Louisiana          376         1        3       -       4       88.1
Michigan         1,262         3        7       3      13       90.9
Mississippi        689         -        6       1       7       97.0
Missouri           440         -        2       -       2       84.3
Montana             99         -        1       -       1       87.5
North Carolina   3,202         2        9      18      29       91.3
Nebraska           158         1        -       -       1       85.5
New Mexico         119         -        -       1       1       91.9
Tennessee          119         -        -       1       1       97.4
Texas              107         -        1       -       1       94.5
Virginia           174         -        -       2       2       94.6
Washington         104         -        -       1       1       68.0
Wisconsin          427         -        2       1       3       80.5
                 ----------------------------------------------------

Totals          10,780         9       59      33      101      89.8%
                 ====================================================

(1) Occupancy is computed by dividing actual patient day census by actual patient days available in licensed available operating beds. Does not include facilities in the start-up phase during 1998, which include Lafayette Healthcare Center (Florida); Crystal Oaks of Pinellas (Florida) and Mountain Ridge Wellness Center (North Carolina).

      LEASED FACILITIES. At December 31, 1998, the Company leased 59 skilled nursing facilities pursuant to long-term leases with various lessors. The Company's lease arrangements are "triple net" leases, requiring the Company, at its own expense, to maintain the premises and pay taxes, utilities and insurance. In most cases, the leases are subordinate to certain security interests in the facilities granted by the lessors to third-party lenders. Centennial has a right of first refusal to purchase most of the leased facilities.

      These leases generally have initial terms of ten to 20 years with options to extend, and lease rates with annual increases tied to fixed schedules, the Consumer Price Index, or changes in the prime rate.

MANAGED FACILITIES

      At December 31, 1998, the Company operated 33 facilities under long-term management contracts with third parties. Revenues from management contracts accounted for approximately 4.3% of the Company's total revenues for the fiscal year ended December 31, 1998. Pursuant to these management contracts, the Company performs day-to-day management functions and provides certain corporate services, including group contract purchasing, employee training and development, quality assurance audits, human resource management, assistance in obtaining third-party reimbursement, financial and accounting functions, policy development, system design and development, and marketing support. The Company's information system monitors certain key data for each managed facility, such as payroll, admissions and discharges, cash collections, net patient service revenues, staff trend analysis, and measurement of operational data on a per patient day basis. These management agreements typically have initial terms ranging from five to 20 years and that can be terminated only for cause. Each such management agreement provides for monthly fees generally at six percent of gross revenues. Certain of the agreements provide for the subordination of the management fees to the payment of the owner's debt service. The Company has a right of first refusal to acquire certain of these managed facilities.

      During 1998, two third-party owned facilities for which the Company provided management services were sold and the Company terminated management agreements on these sold facilities.

      CONTRACT REHABILITATION SERVICES. At December 31, 1998, Centennial provided contract rehabilitation services under 132 contracts in facilities in 23 states. Forty-one of the agreements are with the Company's owned or leased facilities. Most of these agreements have initial terms of five years with automatic renewal provisions for five successive additional terms of five years each, unless terminated earlier upon 90 days prior notice, and are subject to termination without cause upon 60 days prior written notice. Pursuant to these agreements, the Company provides comprehensive rehabilitation services, including physical, occupational and speech therapy. In addition, the Company provides administrative services including policy formulation, licensure compliance, training, staffing, quality control, financial report preparation and patient census preparation. Therapy services, except for physical therapy services, are billed per unit of therapy service provided at rates set forth in the therapy service agreement. Physical therapy services are billed at the Medicare published salary equivalency rate. Non-therapy services are either billed per unit of service provided or at a flat monthly rate set forth in the individual therapy service agreement.

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

      The following table sets forth the percentage of total revenues by payor source for the Company for the periods indicated:

                                               Years Ended          Years Ended
                                               December 31,           May 31,
                                       --------------------------- -------------
                                       1998    1997   1996   1995   1995   1994
                                       ------ ------ ------ ------ ------ ------

Percentage of total revenues:
   Medicare..........................  23.9%   23.8%  25.4%  18.2%  15.0%   6.9%
   Private pay, management fees
   and other (1).....................  42.7    39.6   31.8   23.7   20.5   19.4
                                      -----   -----  -----  -----  -----  -----
                                       66.6    63.4   57.2   41.9   35.5   26.3
   Medicaid..........................  33.4    36.6   42.8   58.1   64.5   73.7
                                      -----   -----  -----  -----  -----  -----
   Total............................. 100.0%  100.0% 100.0% 100.0% 100.0% 100.0%
                                      =====   =====  =====  =====  =====  =====

------------
(1) Private pay includes payments from third parties pursuant to contract rehabilitation therapy services.

      MEDICARE PRIOR TO 1998. All of the Company's facilities currently in operation are certified Medicare providers. The Medicare program consists of two parts. Part A covers inpatient hospital services and certain services furnished by other institutional providers, such as skilled nursing and long-term acute care facilities. Part B covers the services of doctors, suppliers of medical items, various types of outpatient services including physical, speech and occupational therapy, pharmaceuticals and medical supplies, certain intensive rehabilitation and psychiatric services and ancillary services of the type provided by long-term care or acute care facilities. Medicare does not provide reimbursement for community-based, intermediate-care nursing facilities.

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

      PRIVATE PAY, MANAGEMENT FEES AND OTHER. Private pay and other revenues include payments from individuals who pay directly for services without governmental assistance and payments from commercial insurers, HMOs, PPOs, insurance organizations, workers' compensation programs, hospice programs and other similar payment sources. The Company's rates for private pay patients are higher than rates for patients eligible for assistance under state Medicaid programs. These private pay rates are established on a facility-specific basis in accordance with market factors, including rates charged by other providers in the local market.

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

HEALTH CARE REFORM

      The Balanced Budget Act of 1997, ("the Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system ("PPS") for skilled services. Under the Act, PPS will be phased in over three cost reporting periods beginning on or after July 1, 1998. Generally, the PPS per diem, which would cover routine service, ancillary and capital related costs, will initially be a blended rate based on (i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and freestanding (skilled nursing facility) 1995 cost reports, adjusted for case mix and geographic variations in labor costs. The blended rate will be further adjusted by a facility-specific case mix (acuity) index.

     Management believes that revenues will be lower under PPS; however, reductions in therapy costs, use of general purchasing agents and proper documentation of minimum data sets ("MDS") should offset the effect of any rate reductions. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, nor can the Company give assurance that it will be able to obtain sufficient cost reductions to offset the reduction in revenues under PPS. Decreases in the level of payments or failure to reduce costs could have a material adverse effect on the company.

      The Medicare prospective payment system begins for cost reporting periods starting on or after July 1, 1998. For the majority of the Company's facilities, the Initial Year of the four-year phase in period will begin January 1, 1999. For facilities acquired by the Company in fiscal 1998, the Initial Year for the PPS system will be from the date of acquisition through December 31, 1998. Year Two of the PPS system will be fiscal 1999 for these nursing centers. The Initial Year blended rate will be based 75% on the facility-specific rate and 25% on the federal per diem rate. The Year Two prospective rate will be based 50% on the facility-specific rate and 50% on the federal per diem rate. The Year Three blended rate will be based 25% on the facility-specific rate and 75% on the federal per diem rate. The Year Four prospective rate will be 100% of the federal per diem rate. Additionally, the Act imposes fee schedules or per beneficiary limitations on outpatient supplies and services and requires consolidated billing for all Medicare beneficiaries residing in a skilled nursing facility. The Company has already taken steps to comply with the consolidated billing requirements. The impact of per beneficiary limitations on outpatient therapy services could adversely affect the Company's skilled nursing facility revenue and its therapy revenue. For the year ended December 31, 1998, the Company derived approximately 22% of its revenue from Medicare at its long-term care facilities. Additionally, the Congressional Budget Office has revised economic projections which include Medicaid cuts of $1.2 billion to Medicaid long-term care providers over the next five years. For the year ended

December 31, 1998, the Company derived approximately 33% of its revenues from Medicaid at its long-term care facilities.

     The Act has also targeted the Medicare home health program for reductions in spending of approximately $16.2 billion over the next five years, also primarily through the implementation of a prospective payment system. An interim payment system ("IPS") will remain in effect until the new prospective payment system is implemented for cost reporting periods beginning on or after October 1, 1999. The interim payment system is effective for cost reporting periods beginning on or after October 1, 1997. Under the IPS, home health agencies, in general, are reimbursed at the lessor of:

      .     actual costs;

      . per visit cost limits, reduced to 105% of the median per visit costs for freestanding home health agencies, or;

      . a new blended agency-specific per beneficiary annual limit applied to the agency's unduplicated census count of Medicare patients, and based 75% on 98% of reasonable costs for agency's twelve month cost reporting period during fiscal year 1994 and 25% on 98% of the standardized regional average of these costs in the agency's census region.

      The Act also provides that cost limits and per beneficiary limits must be reduced by 15% from the amount that would otherwise be in effect on September 30, 1999, regardless of whether the new prospective payment system is ready for implementation on October 1, 1999.

      Implementation of these new limits will effectively reduce reimbursement 15-20% according to industry experts. For the year ended December 31, 1998 Centennial derived 7% of its revenues from home health care.

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

      Effective April 10, 1998, regulations were adopted by Health Care Financing Administration, which revise the methodology for determining the reasonable cost for contract therapy services including physical therapy, respiratory therapy, occupational therapy and speech language pathology. Under the regulations, the reasonable costs for contract therapy services are limited to geographically - adjusted salary equivalency guidelines. However, the revised salary equivalency guidelines will no longer apply when the PPS system applicable to the particular setting for contract therapy services (e.g. skilled nursing facilities, home health agencies, etc.) goes into effect. In most locations the reduced rates have the effect of reducing the amount of reimbursement for an hour of occupational or speech therapy and increasing the amount of reimbursement for an hour of physical therapy. The Company believes that such rate reductions will be completely or partially offset by cost reductions and changes in the method of delivering such services. Due to these changes in operations and cost structure and the relative size of the Company's therapy business, the Company does not expect these reimbursement changes to have a material long-term adverse effect on the Company. During 1998, the Company derived 14% of its revenue from third-party contract therapy services.

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

PERSONNEL

      As of December 31, 1998, the Company employed, directly or indirectly, approximately 10,000 persons, including approximately 8,000 full-time and 2,000 part-time employees. As of December 31, 1998, collective bargaining agreements were in effect related to 10 facilities covering approximately 662 employees and negotiations were in progress with bargaining units at six additional facilities. The Company believes that it has a satisfactory relationship with these employees and strives to maintain this relationship by offering competitive benefit packages, training programs and opportunities for advancement.

INSURANCE

      The Company maintains property, liability, and professional liability insurance policies in amounts and with such coverage and deductibles that are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. The Company also requires that physicians practicing at its facilities carry medical professional liability insurance to cover their respective individual professional liabilities. The Company directly and indirectly maintains a guaranteed cost insurance program for workers' compensation. This program covers employees as required by state law. In certain states, the Company participates in state approved programs. Contractors who provide services to the Company must demonstrate adequate insurance prior to commencing work. There can be no assurance that any claims against the Company will not be successful, or if successful will not exceed the limits of available coverage, or that such coverage will continue to be available at acceptable rates.

ITEM 2. PROPERTIES

OFFICE LEASES

      Prior to December 1, 1998, Centennial's corporate headquarters occupy approximately 35,000 square feet of office space in a commercial building located in Atlanta, Georgia, under a lease agreement which terminates on September 30, 2001 and allows one five-year renewal option. Under an amendment to the lease agreement effective December 1, 1998, the company leased an additional 6,500 square feet of office space in the same location. The Company believes that such office space is adequate for its current requirements.

      Centennial also leases approximately 12,800 square feet of office space in Atlanta, Georgia, which was the previous location of its corporate headquarters. Centennial subleases the entire space to a subtenant and both the primary lease and the sublease terminate on November 30, 1999. THS leases approximately 18,000 square feet of office space in Louisville, Kentucky, which was THS's corporate headquarters prior to the THS Merger. The lease term expires January 31, 2002. The

Company has entered into subleases for the entire space for the remaining term of the primary lease.

ITEM 3. LEGAL PROCEEDINGS

      As of December 31, 1998, the Company did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Company. The Company is, and may be, from time to time, party to litigation or administrative proceedings which arise in the normal course of business.

     On March 26, 1999, the Company received an investigatory subpoena from the Department of Health & Human Services, Office of the Inspector General requesting records in connection with an investigation of possible or otherwise improper claims for payment under Title XVIII (Medicare) of the Social Security Act. The request relates to records for the period January 1, 1994 to the present concerning certain of the Company's internal policies and relates to four long-term care facilities operated by the Company. The Company is not aware of the origin of the investigation or its scope but intends to provide all requested records and cooperate fully with the investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

      (a) The Company's Common Stock is traded on The Nasdaq Stock Market's National Market System under the symbol "CTEN." The high and low bids for the Company's Common Stock as reported on The Nasdaq Stock Market during each quarter during 1998 are shown below:

   1998                                    High         Low
   ----                                    ----         ---

 First quarter  .. .. .. .. .. .. .. ..   25.125      19.625
 Second quarter .. .. .. .. .. .. .. ..   25.00      16.4375
 Third quarter  .. .. .. .. .. .. .. ..   20.375        7.50
 Fourth quarter .. .. .. .. .. .. .. ..   15.50        7.375

At March 31, 1999, the last reported sale price of the Common Stock was $8.875 per share and there were approximately 64 record holders of Common Stock.

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

      None

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data has been derived from the Company's Consolidated Financial Statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The selected consolidated financial data set forth below for the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, is derived from the audited financial statements included elsewhere herein The selected consolidated financial data set forth below for the seven months ended December 31, 1995 and for the years ended May 31, 1995 and 1994 has been derived from financial statements not included elsewhere herein.

                                                                                                Seven Months
                                                            For the year ended                      Ended       For the year
                                                                December 31,                     December 31,   ended May 31,
                                                  --------------------------------------------   ------------ -----------------
                                                    1998        1997        1996       1995(1)       1995       1995     1994
                                                  --------    --------    --------    --------   ------------ -------  --------
                                                                         (in thousands, except per share data)
Statement of Operations Data:
 Net patient service revenues..................   $342,203    $296,321    $227,387    $ 71,862    $ 42,103   $ 61,856  $ 38,115
 Management fee and other revenues.............     15,442       7,952       5,661       3,364       2,108      3,362     3,384
                                                  --------    --------    --------    --------      -------  --------  --------
    Total revenues.............................    357,645     304,273     233,048      75,226      44,211     65,218    41,499
 Facility operating expenses...................    275,489     234,259     183,324      58,565      35,262     48,872    29,510
 Lease expense.................................     22,946      21,740      18,777       7,702       4,651      6,901     4,823
 Corporate administrative costs................     21,515      16,055      11,400       5,027       3,526      3,396     2,927
 Depreciation and amortization.................      9,292       6,760       5,012         738         429        290        82
 Loss on closure of nursing facility...........      4,010         -           -           -           -          -         -
 Provision for asset revaluation...............     12,152         -           -           -           -          -         -
 Terminated merger transaction costs...........      3,619         -           -           -           -          -         -
                                                  --------    --------    --------    --------      -------  --------  --------
    Operating income before net interest
      expense and equity in income (loss) of
      unconsolidated partnerships..............      8,622      25,459      14,535       3,194         343      5,759     4,157
 Interest income (expense), net................     (7,154)     (8,022)     (9,373)       (176)       (116)        57       131
 Equity in income (loss) of
    unconsolidated partnerships.................       -           -          (108)        448          25        (28)    1,733
                                                  --------    --------    --------    --------      -------  --------  --------
    Income before income taxes,
      minority interest and extraordinary item..     1,468      17,437       5,054       3,466         252      5,788     6,021
 Provision for income taxes.....................     1,504       6,800       2,092       1,389         328      2,106     2,230
                                                  --------    --------    --------    --------      -------  --------  --------
 Income (loss) before minority
    interest and extraordinary item............        (36)     10,637       2,962       2,077         (76)     3,682     3,791
 Minority interest in net income of
    subsidiary, net of income taxes............       (279)       (252)       (183)       (201)        (82)      (207)       -
                                                  --------    --------    --------    --------      -------  --------  --------
 Net income (loss) before extraordinary item....      (315)     10,385       2,779       1,876        (158)     3,475     3,791
 Extraordinary item - forgiveness of
    debt, net of income taxes..................        -           -           -           -           -          250     1,598
 Extraordinary item - loss on extinguishment
    of debt, net of income taxes...............        -          (537)        -           -           -          -         -
                                                  --------    --------    --------    --------      -------  --------  --------
 Net income (loss).............................   $   (315)   $  9,848    $  2,779    $  1,876    $   (158)  $  3,725  $  5,389
                                                  ========    ========    ========    ========      =======  ========  ========
Per common share information:
Diluted:
 Income (loss) before extraordinary item.......   $  (0.03)   $   0.54    $   0.12    $   0.72    $  (0.06)  $   1.35  $   1.60
 Extraordinary item - forgiveness of
    debt, net of taxes.........................        -           -           -           -           -         0.10      0.68
 Extraordinary item - loss on extinguishment
    of debt, net of income taxes...............        -         (0.06)        -           -           -          -         -
                                                  --------    --------    --------    --------      -------  --------  --------
 Net income (loss) (2).........................   $  (0.03)   $   0.48    $   0.12    $   0.72    $  (0.06)  $   1.45  $   2.28
                                                  ========    ========    ========    ========      =======  ========  ========
 Weighted average number of common and common
    stock equivalents outstanding..............     12,078       8,462       4,782       2,601        2,601     2,576     2,363
                                                  ========    ========    ========    ========      =======  ========  ========


                                                              As of December 31,                     As of May 31,
                                             -------------------------------------------------    -------------------
                                               1998          1997          1996          1995       1995       1994
                                             --------       -------       -------      -------     -------    -------
                                                                            (in thousands)
Balance Sheet Data:
 Working capital............................ $  56,575    $ 33,097      $  8,702      $  3,984    $ 4,805     $ 5,540
 Total assets...............................   288,372     243,649       193,448       155,018     25,499      14,172
 Long-term debt and subordinated debt,
    less current maturities.................   112,849      78,913       107,795        83,559      4,558         676
 Preferred stock (3)........................       -            -         21,305        19,455      9,187       4,300
 Net shareholders' equity...................   113,683     113,104        11,952        10,869      2,082       1,527

----------

(1) During 1995, the Company changed its fiscal year from May 31 to December 31 resulting in a seven month transition period ending December 31, 1995.

(2) Net income per common share for the fiscal years ended December 31, 1997 and 1996 excludes dividends and accretion on preferred stock of $5.9 million and $2.2 million, respectively.

(3) Carried at estimated redemption value with accretion of dividends charged against shareholders' equity.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the accompanying Consolidated Statements of Operations for the year ended December 31, 1998.

GENERAL

Centennial HealthCare Corporation ("Centennial" or the "Company") provides a broad range of long-term healthcare services to meet the medical needs of elderly and post-acute patients. The Company provides these services through geographically concentrated networks located in metropolitan and secondary markets throughout the United States. The Company was organized in 1989 as a Georgia corporation and conducts business through its operating subsidiaries. The Company currently operates 101 owned, leased and managed skilled nursing facilities with approximately 10,780 licensed available beds in 20 states and the District of Columbia. The Company provides basic and specialty healthcare services. Basic services include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. Specialty services include comprehensive rehabilitation therapy, respiratory therapy, ventilator care, infusion therapy, wound care, home health care and other subacute and specialty services. As components of its specialty services, at December 31, 1998, Centennial provided rehabilitation therapy services on a contract basis to third-party owned and Company-operated skilled nursing facilities in 23 states pursuant to 132 contracts and provided home health care services through 16 licensed home health offices.

On October 22, 1998 Centennial announced that its Board of Directors had approved the sale of the Company for $16.00 per share in cash to a new company, (Centennial HealthCare Holdings Corporation), formed by Welsh, Carson, Anderson & Stowe, whose affiliates currently hold approximately 23% of the Company's common stock, (the "Proposed Merger").

On April 2, 1999, Centennial HealthCare Holdings Corporation notified the Company that it was terminating the definitive merger agreement. Accordingly, in its December 31, 1998 Consolidated Financial Statements, the Company has expensed approximately $3.6 million in terminated merger transaction costs.

In August 1998, the Company began leasing four skilled nursing facilities totaling 349 licensed available beds, located in Mississippi, North Carolina, Arkansas and Wisconsin. One of these facilities was previously managed by the Company. In October 1998, the Company began leasing six skilled nursing facilities totaling 608 licensed available beds, located in Florida, Arkansas, Kansas, and Wisconsin. In November 1998, the Company began leasing four skilled nursing facilities totaling 675 licensed available beds, located in Florida and Missouri. Together, these transactions are hereafter referred to as the "New Facility Leases".

During the third quarter of 1998, the Company completed its review of the effects of the upcoming prospective payment system ("PPS") on its operations. Based upon the Company's projections of future revenue and expense changes associated with the phase-in of PPS, the Company determined that profitability at certain of its nursing centers acquired in the Company's merger with Transitional Health Services, Inc., (the "THS Merger"), would be less than expected. In addition, the Company has experienced continued declines in revenue at Total Care Consolidated, Inc., ("TC"), the Company's subsidiary providing home health services, due to decreases in home health visits during 1998 and decreases in Medicare reimbursement for home health services. Accordingly, during the third quarter of 1998, the Company recorded write-downs of property and equipment and goodwill at its nursing facilities of approximately $3.4 million and $7.6 million, respectively. In addition, the Company wrote off approximately $1.2 million of goodwill associated with TC.

In December 1995, as part of the THS Merger, the Company assumed operations of THS of South Bend, a 191-bed skilled nursing facility located in South Bend, Indiana. Prior to its acquisition by the Company, this facility had a history of operating losses, had received negative state licensure surveys, and was in jeopardy of losing its license. At the time of the acquisition, the Company recorded a $3.0 million reserve against a future loss on the disposition of the facility, which the Company intended to complete within two years. The Company was unable to recertify this facility for Medicaid, and management determined that the best course of action was to close the facility. The facility was closed in November 1998. During the third quarter of 1998, the Company recorded an estimated loss of $4.0 million associated with the closure of this facility and the relocation of its residents. The Company continues to market the facility for sale with disposition expected by the second quarter of 1999. As of December 31, 1998, the carrying value of the facility was approximately $1.8 million. The Company suspended depreciation of these assets in August of 1998. Depreciation on these assets would have approximated $25,000 during the last five months of 1998.

In April 1998, the Company entered into management agreements for two skilled nursing facilities, with a total of 174 licensed available beds, located in Virginia.

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

In December 1997, Centennial acquired a 58-bed skilled nursing facility in St. Petersburg, Florida, (the "Florida Facility") which had previously been managed by the Company since June 1991. The Florida Facility was formerly owned by an affiliate of the president of the Company. Total consideration of approximately $3.3 million included borrowings under the Company's Senior Credit Facility with First Union National Bank ("First Union"), NationsBank, N.A., ("NationsBank"), as agents and lenders and the other lenders named therein, (the "Senior Credit Facility"), of approximately $1.1 million, and the reduction of a note receivable to the Company from the facility of approximately $2.2 million.

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

RESULTS OF OPERATIONS

Years Ended December 31, 1998 and 1997

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $296.3 million in 1997 to $342.2 million in 1998, an increase of $45.9 million or 15.5%. For the year ended December 31, 1998, the Company recorded a $2.0 million reserve related to the recording of therapy costs paid to Paragon Rehabilitation, Inc., the Company's subsidiary providing therapy services. The Company's intermediary has denied these costs and the Company has appealed the adjustment. The Company requested an expedited hearing on this matter and a hearing has been set for September, 1999. The Company will aggressively pursue its appeal of this matter.

Total revenues associated with the New Facility Leases approximated $13.3 million in 1998. Revenues for the Florida Facility approximated $3.3 million during 1998, and revenues from the Hospitals added approximately $3.1 million to revenues during the year ended December 31, 1998. Revenues associated with the acquisition of TC and the acquisition of the CCI contracts added approximately $9.0 million and $10.7 million, respectively, to revenues during 1998. Same store revenues from home health services for the period from acquisition (May
1997), through December 31, 1997 and the corresponding period in 1998, decreased approximately $3.2 million compared to the prior year due to a decline in home health visits and Medicare rate decreases implemented in 1998. Revenues from PTS, the Company's subsidiary providing intravenous therapy and other services, increased approximately $4.2 million during 1998 over the prior year due to increased volume from existing contracts and the expansion of services provided to both the Company's managed nursing facilities and other third parties. Revenues from existing facilities increased approximately $6.2 million in 1998 when compared to 1997, due primarily to an increase in the quality revenue mix of the facilities due to increasing admissions of higher acuity patients and from an increase in the delivery of specialty services. Revenues at the Company's subsidiary providing therapy services increased approximately $1.3 million in 1998 due primarily to growth in existing contract revenues. This growth was primarily the result of favorable salary equivalency rate changes in certain states in which the Company operates as well as improvements in productivity of the CCI contracts following a short downturn in volume subsequent to the 1997 acquisition.

MANAGEMENT FEES AND OTHER REVENUES. Management fees and other revenues increased from $8.0 million in 1997 to $15.4 million in 1998, an increase of $7.4 million, or 94.2%, which was primarily attributable to the Company's addition of facility management agreements during 1998 and the performance of additional fee-generating services to existing managed facilities.

FACILITY OPERATING EXPENSES. Facility operating expenses increased from $234.3 million in 1997 to $275.5 million in 1998, an increase of $41.2 million or 17.6%, resulting from both acquisitions and same store growth. Operating expenses for the New Facility Leases approximated $11.2 million during 1998. Operating expenses from the Florida Facility approximately $2.5 million during 1998, and operating expenses for the Hospitals added approximately $2.7 million to operating expenses during 1998 compared to the prior year. The acquisition of TC and the acquisition of the CCI therapy contracts added approximately $8.3 million and $8.0 million, respectively, to operating expenses during 1998. Same store operating expenses from home health services for the period from acquisition (May 1997), through December 31, 1997 and the corresponding period in 1998, decreased approximately $2.2 million during 1998 when compared to the prior year, due to a decline in home health visits in 1998 and cost reductions in the Company's delivery of care. Operating expenses at PTS increased $3.7 million over 1997 due to increased volume from existing contracts and the expansion of services provided to the Company's managed facilities and other third parties. The remaining increase of approximately $7.3 million in 1998 when compared to 1997 was due primarily to increases in operating expenses at existing facilities. This increase was due primarily to providing care for higher acuity patients as well as costs associated with training nursing and support staff on the Company's PPS systems and procedures.

LEASE EXPENSE. Lease expense increased from $21.7 million in 1997 to $22.9 million in 1998, an increase of $1.2 million, or 5.5%, due primarily to the New Facility Leases.

CORPORATE ADMINISTRATIVE COSTS. Corporate administrative costs increased from $16.1 million in 1997 to $21.5 million in 1998, an increase of $5.4 million, or 34.0%, which was primarily attributable to additional overhead to accommodate the expansion in therapy services contracts, including the acquisition of the CCI contracts, the addition of long-term care facility management agreements, the acquisition of TC, the Hospitals and the New Facility Leases.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $6.8 million in 1997 to $9.3 million in 1998, an increase of $2.5 million, or 37.5%, which was primarily attributable to acquisitions and additional depreciation expense incurred as a result of fixed asset purchases during 1997 and 1998.

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

TERMINATED MERGER TRANSACTION COSTS. During the fourth quarter of 1998, the Company recorded approximately $3.6 million of expenses associated with the dissolution of the Proposed Merger.

INTEREST INCOME. Interest income increased from approximately $636,000 in 1997 to $2.1 million in 1998, an increase of approximately $1.4 million due to interest revenue recorded on working capital advances to managed nursing facilities.

INTEREST EXPENSE. Interest expense increased from $8.7 million in 1997 to $9.2 million in 1998, an increase of approximately $507,000 or 5.9%, which was primarily attributable to the increase in debt of approximately $37.7 million during 1998 related to borrowings for working capital, net of the reduction of debt by approximately $60.4 million in the third and fourth quarters of 1997 as a result of the initial public offering.

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased from 39.0% in 1997 to 102.5% in 1998, an increase in the rate of 63.5%, due to an increase in permanent tax differences associated with the write off of non-deductible goodwill.

Years Ended December 31, 1997 and 1996

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $227.4 million in 1996 to $296.3 million in 1997, an increase of $68.9 million or 30.3%, of which approximately $20.7 million was attributable to the addition of the operations of three long-term care facilities and two rural hospitals. Revenues from TC and CCI were approximately $18.6 million and $6.1 million, respectively, in 1997. The remaining increase of $23.5 million was attributable to growth in existing facility revenues and therapy services contract revenues. The increase in existing facility revenues during 1997 of $14.9 million resulted primarily from a shift in patient revenue mix from Medicaid resources to higher margin Medicare and commercial payors, greater increases in Medicaid rates than experienced in 1996, and favorable settlements of prior year open cost reports. The increase in revenues at the Company's subsidiary providing therapy services of $8.6 million, exclusive of the CCI contracts, resulted from the net addition of 19 rehabilitation therapy services contracts during 1997 as well as an overall increase in therapy revenue related to existing contracts.

MANAGEMENT FEES AND OTHER REVENUES. Management fees and other revenues increased from $5.7 million in 1996 to $8.0 million in 1997, an increase of $2.3 million, or 40.5%, which was primarily attributable to the Company's addition of facility management agreements during 1997.

FACILITY OPERATING EXPENSES. Facility operating expenses increased from $183.3 million in 1996 to $234.3 million in 1997, an increase of $51.0 million or 27.8%, of which approximately $16.4 million was attributable to the addition of the operations of three long-term care facilities and two hospitals. TC and the CCI therapy contracts added approximately $17.0 million and $5.2 million, respectively, to operating expenses during 1997. The Company's expenses from existing contract therapy services increased $9.3 million over the prior year period related primarily to growth in therapy contracts during 1997. The remaining $3.1 million was attributable primarily to an increase in costs at existing long-term care facilities and to providing care for higher acuity patients during the current year period.

LEASE EXPENSE. Lease expense increased from $18.8 million in 1996 to $21.7 million in 1997, an increase of $3.0 million, or 15.8%, of which approximately $1.2 million was attributable to the addition of one leased long-term care facility and the Hospitals. The remaining $1.8 million increase was due primarily to an expansion of the Company's corporate office lease, and rent escalations in certain facility leases, which are tied to increases in operating revenue and income.

CORPORATE ADMINISTRATIVE COSTS. Corporate administrative costs increased from $11.4 million in 1996 to $16.1 million in 1997, an increase of $4.7 million, or 40.8%, which was primarily attributable to additional overhead to accommodate the expansion in therapy services contracts, including the acquisition of 45 CCI contracts, the addition of long-term care facility management agreements and the Company's new home health and hospital operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $5.0 million in 1996 to $6.8 million in 1997, an increase of $1.7 million, or 34.9%, which was primarily attributable to facility acquisitions during the fourth quarter of 1996.

INTEREST EXPENSE. Interest expense decreased from $10.1 million in 1996 to $8.7 million in 1997, a decrease of approximately $1.4 million or 14.0%, which was attributable to the reduction of debt by approximately $60.4 million as a result of the Company's completion of the initial public offering, net of the additional expense incurred as a result of borrowings for the acquisition of two long-term care facilities.

PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased from 41.4% in 1996 to 39.0% in 1997, a decrease in the rate of 2.4%. This decrease was attributable primarily to an expected decline in the Company's average state tax rate and a proportional decrease in non-deductible expenses for federal tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal source of cash during 1998 was borrowings under its Senior Credit Facility. Cash has been used by Centennial for capital improvements at several existing facilities, acquisitions, working capital advances under arrangements with certain of the Company's managed facilities and the day-to-day operations of the Company's business. The Company anticipates utilizing cash from operations (through anticipated reductions of accounts receivable) and borrowings under the Senior Credit Facility to fund the growth in operations of its existing facilities, the expansion and development of specialty services, and the acquisition or management of additional long-term care facilities and related service providers.

      Working capital increased from $33.1 million at December 31, 1997 to $56.6 million at December 31, 1998, primarily due to increases in patient accounts receivable, and increases in accounts payable and accrued liabilities. Patient accounts receivable increased from $72.2 million at December 31, 1997 to $99.9 million at December 31, 1998, an increase of $27.7 million. This increase was comprised of approximately $20.7 million associated with the Company's long-term care facilities, approximately $4.5 million resulting from increases in rehabilitation therapy contract receivables, and approximately $2.5 million related to PTS. Approximately $7.0 million of the increase in patient accounts receivable at the Company's long-term care facilities relates to the New Facility Leases, and approximately $3.5 million of the increase relates to the December 31, 1998 acquisition of certain accounts receivable from six nursing centers previously owned by the Flatley Company (the "Flatley Facilities"). The remaining increase in receivables at the Company's long-term care facilities is due primarily to increases in settlement receivables due from the Medicare program associated with the Company's continued expansion of specialty services during 1998. Costs incurred under the Medicare program are reimbursed on a retroactive basis, which extends the collection time of these receivables. The Company expects to collect a significant portion of its settlement receivables from 1996 through 1998 during the first and second quarters of 1999. The increase in therapy receivables during 1998 relates primarily to slowdown in payments from skilled nursing facilities associated with increases in those providers' Medicare settlements. As these settlements are collected, obligations to the Company should be reduced. The increase in PTS receivables relates primarily to expansion of services provided to the Company's managed facilities and other third parties. Accounts payable and accrued expenses increased approximately $6.8 million in 1998. Approximately $3.6 million of this increase relates to the New Facility Leases, and approximately $4.4 million of the increase relates to the acquisition of the Flatley Facilities.

      The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $8.0 million or approximately $1,300 per bed. These expenditures include the expansion of existing facilities, and the selected rehabilitation of certain facilities.

      In July 1998, the Company expanded its Senior Credit Facility through syndication with an expanded bank group led by NationsBank and First Union as agents. Under the expansion, the Company's maximum aggregated advance limit was increased from $125.0 million to $160.0 million, the term was extended to July 31, 2003 and a $40.0 million portion (the "Lease Facility") of the total $160.0 million commitment was designated for use in financing certain Company lease transactions. The remaining $120.0 million portion (the "Revolver") of the commitment was made available for financing existing indebtedness under the previous Senior Credit Facility, acquisitions, capital expenditures, working capital and general corporate purposes.

In August 1998, the Company financed three skilled nursing facilities under the Lease Facility. Royal Terrace Nursing and Rehabilitation Center, a 147-bed facility located in Kansas, was previously leased by the Company. Chenal Rehabilitation and Healthcare Center, a 70-bed facility located in Arkansas, was previously managed by the Company. The third facility, 82-bed Riley Nursing Center, is Centennial's sixth skilled nursing facility in Mississippi.

In October 1998, the Company increased amounts available under the Lease Facility to $70.0 million with a corresponding decrease in commitments available under the Revolver to $90.0 million.

In the fourth quarter of 1998, the Company financed six nursing facilities under the Lease Facility. Lincoln Centers for Rehabilitation and Healthcare - East, and Lincoln Centers for Rehabilitation and Healthcare - West, a 90-bed facility and a 76-bed facility, respectively, both located in Connersville, Indiana, were previously leased by the Company. Riverbend Health Care Center, a 78-bed facility located in

Fort Wayne, Indiana, and Sheridan Healthcare Center, an 80-bed facility located in Sheridan, Indiana, were also previously leased by the Company. Ashton Court Care and Rehabilitation Centre, a 140-bed facility located in Liberty, Missouri and Woodbine Healthcare and Rehabilitation Centre, a 300-bed facility located in Gladstone, Missouri were leased by the Company effective November 1, 1998.

In December 1998, the Company expanded total commitments available through the Lease Facility by $65.0 million to accommodate the Company's lease of the Flatley Facilities. Following the increase, the Company's total Senior Credit Facility commitment was $225.0 million, of which $90.0 million was reserved for the Revolver and the remaining balance of $135.0 million allocated for use through the Lease Facility.

During 1998, the Company borrowed a net of $37.7 million in working capital loans under the Senior Credit Facility which were utilized primarily to finance capital expenditures at existing facilities and to provide working capital. As of December 31, 1998, the Company had $79.0 million outstanding and approximately $4.3 million available under its Senior Credit Facility, net of issued standby letters of credit of approximately $6.7 million.

The Company believes that operating cash flow, primarily through the anticipated collection of settlement receivables, and availability under the Senior Credit Facility will be sufficient to finance its activities and to fund future acquisitions.

HEALTH CARE REFORM

The Balanced Budget Act of 1997, (the "Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system ("PPS") for skilled services. Under the Act, PPS will be phased in over three cost reporting periods beginning on or after July 1, 1998. Generally, the PPS per diem, which would cover routine service, ancillary and capital related costs, will initially be a blended rate based on (i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and freestanding (skilled nursing facility) 1995 cost reports, adjusted for case mix and geographic variations in labor costs. The blended rate will be further adjusted by a facility-specific case mix (acuity) index.

Management believes that revenues will be lower under PPS; however, reductions in therapy costs, use of general purchasing agents and proper documentation of minimum data sets ("MDS") should offset the effect of any rate reductions. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, nor can the Company give assurance that it will be able to obtain sufficient cost reductions to offset the reduction in revenues under PPS. Decreases in the level of payments or failure to reduce costs could have a material adverse effect on the Company. For the year ended December 31 1998, the Company derived approximately 22% of its revenues from Medicare at its long-term care facilities.

The Act has also targeted the Medicare home health program for reductions in spending of approximately $16.2 billion over the next five years, also primarily through the implementation of a prospective payment system. An interim payment system ("IPS") will remain in effect until the new prospective payment system is implemented for cost reporting periods beginning on or after October 1, 1999. The interim payment system is effective for cost reporting periods beginning on or after October 1, 1997. Under the IPS, home health agencies, in general, are reimbursed at the lessor of:

 .     Actual costs

 .     Per visit cost limits reduced to 105% of the median per visit costs for freestanding home health agencies; or

 .     A new blended agency-specific per beneficiary annual limit applied to the agency's unduplicated census count of Medicare patients and based 75% on 98% of reasonable costs for the agency's twelve-month cost reporting period ending during fiscal year 1994 and 25% on 98% of the standardized regional average of these costs in the agency's census region.

The Act also provides that cost limits and per beneficiary limits must be reduced by 15% from the amount that would otherwise be in effect on September 30, 1999, regardless of whether the new prospective payment system is ready for implementation on October 1, 1999.

Implementation of these new limits will effectively reduce reimbursement 15-20% according to industry experts. For the year ended December 31, 1998, the Company derived approximately 7% of its revenues from home health care.

Effective April 10, 1998, regulations were adopted by Health Care Financing Administration, which revise the methodology for determining the reasonable cost for contract therapy services, including physical therapy, respiratory therapy, occupational therapy and speech language pathology. Under the regulations, the reasonable costs for contract therapy services are limited to geographically-adjusted salary equivalency guidelines. However, the revised salary equivalency guidelines will no longer apply when the PPS system applicable to the particular setting for contract therapy services (e.g. skilled nursing facilities, home health agencies, etc.) goes into effect. In most location the reduced rates have the effect of reducing the amount of reimbursement for an hour of occupational or speech therapy and increasing the amount of reimbursement for and hour of physical and respiratory therapy. The Company believes that such rate reductions will be completely or partially offset by cost reductions, changes in the method of delivering such services and the addition of new therapy contracts. Due to these changes in operations and cost structure and the relative size of the Company's therapy business, the Company does not expect these reimbursement changes to have a material long-term adverse effect on the Company. For the year ended December 31, 1998, the Company derived approximately 14% of its revenues from third-party contract therapy services.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The second component of the Plan involves the actual remediation and replacement of Business Systems. As of December 31, 1998, Business Systems ranked highest in priority have been remediated or replaced. The Company's objective is to complete substantially all remediation and replacement of internal Business Systems by March 31, 1999 to allow time for testing and verification.

Significant governmental entities, service providers, vendors and suppliers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Year 2000 compliance through questionnaires, interviews, and other available means.

It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $150,000 to $200,000, of which approximately $120,000 has been spent to date. These costs are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be approximately $350,000), substantially all of which has been capitalized, are not included in the above estimates. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on Centennial's results of operations or financial condition.

Because of the interdependent nature of Business Systems, the Company could be materially adversely affected if federal and state agencies that administer Medicare and/or Medicaid or private businesses with which the Company does business or that provide essential services are not Year 2000 compliant. The business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company to conduct its businesses in the ordinary course for a period of time after January 1, 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP, dated April 5, 1999, begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Company

J. Stephen Eaton (age 48) is Chairman of the Board of the Company and has served as its President and Chief Executive Officer since founding the Company in 1989. From 1982 to 1988, Mr. Eaton served in various executive positions (including Vice President) at Consolidated Resources Corporation of America and its successors ("CRCA"). When the Company acquired CRCA in 1990, CRCA served as the general partner of private and public limited partnerships that owned in excess of 31 long-term care and assisted living facilities. Mr. Eaton also serves as a director of Saint Joseph's Mercy Care Corporation, a non-profit corporation based in Atlanta, Georgia which provides mobile health services to the homeless and other underserved populations, and of Saint Joseph's Health System, a major tertiary care hospital and health system in Atlanta, Georgia. Mr. Eaton's term as a Director runs until the Annual Meeting of the Shareholders of the Company in 2001.

      Alan C. Dahl (age 38) has served as Executive Vice President, Chief Financial Officer, Treasurer and Director of the Company since January 1996. From February 1991 to December 1995, he served as Senior Vice President of the Company. Mr. Dahl has been involved in health care finance for the past 13 years. Mr. Dahl was previously senior vice president of Southmark Public Syndications, Inc., a subsidiary of Southmark Corporation. Mr. Dahl, a certified public accountant, also worked in the tax department at Arthur Young & Company. Mr. Dahl's term as a Director runs until the Annual Meeting of the Shareholders of the Company in 2000.

      Andrew M. Paul (age 43) has served as a Director of the Company since January 1996. Mr. Paul serves as a general partner of the sole general partner of Welsh, Carson, Anderson & Stowe, VI, L.P. ("WCAS VI"), a private equity investment fund. Prior to joining WCAS VI in 1984, Mr. Paul was an associate in Hambrecht & Quist's venture capital group. From 1978 to 1981, he was a systems engineer and later a marketing representative for International Business Machines Corporation. Mr. Paul serves as a director of Lincare Holdings, Inc. Mr. Paul's term as a Director runs until the Annual Meeting of the Shareholders of the Company in 2001.

      James B. Hoover (age 44) has served as a Director of the Company since January 1996. Mr. Hoover has served as a general partner of the sole general partner of WCAS VI since 1992. From 1984 to 1992, Mr. Hoover served as a general partner of Robertson, Stephens & Co. ("RS&Co."), an investment banking firm specializing in the financing of emerging growth companies, with particular emphasis in the health care industry. Prior to joining RS&Co., Mr. Hoover was vice president of the Investment Management Group of Citibank, N.A., from 1977 to 1984. Mr. Hoover serves as a director of Housecall Medical Resources, Inc. and U.S. Physical Therapy, public traded companies, as well as five private companies. Additionally, Mr. Hoover is a member of the Special Projects Committee of Memorial Sloan-Kettering Cancer Center which raises funds and evaluates funding proposals from physicians interested in pursuing cancer research projects. Mr. Hoover's term as a Director runs until the Annual Meeting of the Shareholders in 1999.

      Bertil D. Nordin (age 64) has served as a Director of the Company since March 1997. Mr. Nordin is currently an investor and advisor. From 1990 to 1994, Mr. Nordin served as chairman of the board of Digital Communications Associates, Inc. ("DCA"), a telecommunications company. Mr. Nordin was also president and chief executive officer of DCA from 1981 to 1990. Mr. Nordin serves as a director for TechForce Corporation, a public company, and the Atlanta Symphony Orchestra. Mr. Nordin's term as a Director runs until the Annual Meeting of the Shareholders in 1999.

      Robert A. Ortenzio (age 41) has served as a Director of the Company since January 1996. Mr. Ortenzio has served as president and director of Select Medical Corporation, a private health company based in Mechanicsburg, Pennsylvania, since 1996. From 1986 to 1996, Mr. Ortenzio was employed by Continental Medical Systems, Inc., a nationwide provider of rehabilitation services, as its president and chief executive officer. Mr. Ortenzio also serves as a director of American Oncology Resources, Inc. and Concentra Managed Care, Inc. Mr. Ortenzio's term as a Director runs until the Annual Meeting of Shareholders in 2000.

      W. Scott Miller (age 35) has served as a Director of the Company since October 1998. Mr. Miller has served as Managing Director of Lovett Miller & Co., Incorporated since 1997, a venture capital and private equity Investment Company. From 1991 to 1997, Mr. Miller was with South Atlantic Venture Funds, which provided venture capital to various entities. Mr. Miller's term as a Director runs until the Annual Meeting of the Shareholders in 1999.

      Charles D. Nash (age 56) has served as a Director of the Company since October 1998. Mr. Nash has served as Managing Director of Nash Equity Capital, Inc., a capital markets and strategic corporate advisor company, since 1997. >From 1991 to 1997, Mr. Nash was Managing Director and Corporate Finance Executive for Interstate/Johnson Lane, an investment banking company where his focus was on initial public offerings, mergers and acquisitions, and other public and private debt and equity transactions. Mr. Nash's term as a Director runs until the Annual Meeting of the Shareholders in 1999.

      With the exception of Messrs. Eaton and Dahl, none of the directors are, or have been, employed by any parent, subsidiary or other affiliate of the Company. There are no family relationships between any directors or executive officers.

Compensation of Directors

      All members of the Board of Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at Board and committee meetings. Non-Employee Directors (as defined pursuant to Rule 16b-3 under the Exchange Act) receive $8,000 annually (paid in four quarterly installments) and $1,000 for each meeting of the Board or any committee of the Board (except for telephonic meetings and committee meetings held on the same day as a full Board meeting) for their services as Non-Employee Directors. Pursuant to the Company's 1997 Stock Plan, Non-Employee Directors receive automatic grants of options to purchase 10,345 shares of Common Stock upon their election to the Board and Non-Employee Directors who are serving as such on July 1 of each year receive automatic grants of options to purchase 2,069 shares of Common Stock. Options issued to Non-Employee Directors under such Plan become exercisable on the first anniversary of the date of the grant. All options granted to Non-Employee Directors are non-qualified stock options and are exercisable for ten years from the date of each grant. The exercise price is equal to the average closing bid price for the 20 trading days before the date of the Company's annual meeting of shareholders preceding the grant date.

Executive Officers of the Company

      The Company's executive officers and key employees are as follows:

OFFICERS                      Age                    Position
--------                   --------  -------------------------------------

J. Stephen Eaton              48     Chairman of the Board, President and
                                     Chief Executive

Kent C. Fosha, Sr.            57     Executive Vice President of Operations

Alan C. Dahl                  37     Executive Vice President, Chief
                                     Financial Officer, Treasurer and Director

Lawrence W. Lepley, Jr.       54     President of Paragon Rehabilitation, Inc.

KEY EMPLOYEES
-------------

Wayne H. Mayo                 55     Senior Vice President of Operations -
                                     Eastern Division

Clay F. Crosson               41     Senior Vice President of Operations -
                                     Western Division

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

      Kent C. Fosha, Sr. has served as Executive Vice President of Operations
      -----------------
since January 1996 and also serves as President of Centennial International Management Corporation. He joined the Company in 1990 and served as the Company's senior vice president of operations until January 1996. Mr. Fosha has over 24 years experience in all aspects of nursing home management, including the supervision of multi-state operations for National Heritage, Inc. and Beverly Enterprises. Mr. Fosha, a licensed nursing home administrator, has served as president of the Georgia Healthcare Association and has served on several long-term care related committees.

      Alan C. Dahl has served as Executive Vice President, Chief Financial
      ------------
Officer, Treasurer and Director of the Company since January 1996. From February 1991 to December 1995, he served as senior vice president. Mr. Dahl has been involved in health care finance for the past 13 years. Mr. Dahl was previously senior vice president of Southmark Public Syndications, Inc., a subsidiary of Southmark Corporation. Mr. Dahl, a certified public accountant, also worked in the tax department at Arthur Young & Company.

      Lawrence W. Lepley, Jr., has served as President of Paragon Rehabilitation
      -----------------------
Inc., a subsidiary of the Company ("Paragon"), since its inception in 1989. Mr. Lepley has 33 years of experience in the health care industry, having previously served as vice president of development and general counsel for a corporation specializing in head injury rehabilitation. Mr. Lepley has also served as vice president, corporate attorney and lobbyist for the Tennessee Hospital Association. Mr. Lepley began his health care career as a pharmacist in both hospital and retail settings, and he maintains licenses in pharmacy and law in the state of Tennessee.

      Wayne H. Mayo has served as Eastern Division Senior Vice President of the
      -------------
Company since January 1997. Prior to becoming the Eastern Division Vice President, Mr. Mayo served as Regional Vice President from 1991 to 1996, and he was responsible for the Company's Eastern region of facilities. Mr. Mayo was previously regional vice president of operations for Vantage Healthcare Corporation and also served as regional vice president of operations for Medco Centers, Inc. for seven years. Mr. Mayo is a member of the American College of Health Care Administrators.

      Clay F. Crosson has served as Western Division Senior Vice President of
      ---------------
the Company since February 1997. Prior to joining the Company in 1997, Mr. Crosson as vice president of operations and a member of the Board of Directors for CareMore, Inc. for five years. Previous to that, Mr. Crosson served 11 years at National HeatlhCorp, L.P. in various capacities. Mr. Crosson has a masters of business administration degree and 19 years of experience in long-term care, subacute care, home health care, managed care and assisted living. Mr. Crosson is a Fellow of the American College of Health Care Administrators, and holds certifications in SubAcute Administration and Nursing Home Administration. He presently serves as National Chairman of ACHCA and is a Board member of Georgia's Nursing Home Administrators Licensure Board.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires executive officers and directors of the Company and person who own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to the Company, with respect to each such person's beneficial ownership of the Company's equity securities. Based solely upon a review of the copies of such reports furnished to the Company and certain representations of such persons, the Company believes that all filing were timely.

ITEM 11. EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth certain information concerning the compensation paid to the Company's Chief Executive Officer and each of the Named Executive Officers whose salary and bonus compensation for the year ended December 31, 1998 exceeded $100,000.

                              Annual Compensation                                       Long-Term Compensation
--------------------------------------------------------------------------------    ----------------------------
                                                                                    Securities
  Name and                                           Annual                         Underlying       All Other
Principal Position        Year       Salary($)(1)   Bonus($)(2)  Compensation($)    Options(#)    Compensation($)
------------------        ----       ------------   -----------  ---------------    ----------    ----------------
J. Stephen Eaton          1998      $ 350,000       $ 120,000     11,846(4)               -             $     -
   President and Chief    1997        309,000              -       6,931(4)           34,485                  -
   Executive Officer      1996        224,631          50,000    324,359(3)(4)            -                   -

Kent C. Fosha, Sr.        1998        211,985          72,000      5,309(4)           50,000                  -
  Executive Vice          1997        180,250              -       3,059(4)           17,242                  -
  President               1996        175,000          25,000    163,041(3)(4)            -                   -

Alan C. Dahl
  Executive Vice          1998        211,985          75,000      7,903(4)           50,000                  -
  President and Chief     1997        180,250              -      10,118(4)           17,242                  -
  Financial Officer       1996        175,000          35,000    158,498(3)(4)            -                   -

Lawrence W. Lepley, Jr.   1998        182,685          69,000      7,202(5)           50,000                  -
  President of Paragon    1997        158,295         116,000      9,392(5)            4,028                  -
  Rehabilitation, Inc.    1996        132,341          65,575      6,794(5)            6,316                  -

---------------
(1) Represents annual salary, including compensation deferred by the Named Executive Officers pursuant to the Company's 401(k) Plan.
(2) Represents annual bonuses earned by the Named Executive Officers for the period indicated.
(3) Represents the difference between the exercise price for stock options exercised and the fair market value of the shares received.
(4) Includes insurance for Messrs. Eaton, Fosha and Dahl which provides for reimbursement for health and dental costs in excess of the amount payable under the Company's group health and dental plan.
(5) Includes $794, $677 and $ 1,202 as matching 401(k) contribution and an automobile allowance of $6,000, $8,715 and $ 6,000 for 1996, 1997 and 1998 respectively.

Options Grants in Last Fiscal Year

      The following table sets forth information regarding stock option grants for the year ended December 31, 1998 to the Chief Executive Officer and each of the Named Executive Officers. No stock appreciation rights were granted during such year.

                                         Individual Grants for Option Term(1)
                     ----------------------------------------------------------------------------------------------
                       Number of      Percent of
                      Securities     Total Options        Exercise
                      Underlying     Granted to           or Base
                        Options       Employees in        Price Per    Expiration
                        Granted       Fiscal 1998          Share          Date         5% ($)               10% ($)
                        -------       -----------          -----          ----         ------               -------
J. Stephen Eaton              --        --                  --             --              --                  --

Kent C. Fosha, Sr         50,000       9.4%         $   20.625         2/1/08      $  648,548          $1,643,547

Alan C. Dahl              50,000       9.4%         $   20.625         2/1/08         648,548           1,643,547

Lawrence W. Lepley, Jr    50,000       9.4%         $   20.625         2/1/08         648,548           1,643,547

----------
(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the Chief Executive Officer or the Named Executive Officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

      The following table sets forth certain information concerning option holdings for the fiscal year ended December 31, 1998 with respect to the Chief Executive Officer and each of the Named Executive Officers of the Company. No options or stock appreciation rights were exercised during such year and no stock appreciation rights were outstanding at the end of such year.

                            Securities Underlying                          Value of
                                 Number of                               Unexercised
                                Unexercised                            In-the-Money
                                 Options                                   Options
                               at FY-End (#)                          at FY-End ($)(1)
                               -------------                          ----------------
Name                     Exercisable   Unexercisable    Exercisable    Unexercisable
----                     -----------   -------------     ----------   ----------------
J. Stephen Eaton           97,706         51,727            126,730         42,243

Kent C. Fosha, Sr          45,979         71,074            130,410         14,081

Alan C. Dahl               34,484         71,074             42,243         14,081

Lawrence W. Lepley, Jr      9,001         51,343             42,696             --

----------
(1) Based on a closing price of $15.50 per share of Common Stock on December 31, 1998.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

      On December 31, 1995, the Company entered into employment agreements with Messrs. Eaton, Dahl and Fosha (the "Employment Agreements"). The Employment Agreements provide for a base salary, an annual bonus, and an amount for fees incurred for legal, accounting or other professional advice. The base salaries for Messrs., Eaton, Dahl and Fosha total $300,000, $175,000 and $175,000 respectively. These base salaries are reviewed at least once annually on May 1 by the Compensation Committee of the Board of Directors to determine whatever increase may be merited, with the minimum annual increase equal to the increase in the Consumer Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics, for the period since the last annual review ("Consumer Price Index"). In addition, each of these employees is eligible to participate in the 1996 Executive Stock Plan, management incentive programs, retirement, welfare and other benefit plans or programs of the Company, including, at the Company's sole expense, health, dental and hospitalization insurance coverage. Unless earlier terminated as provided therein, the Employment Agreements continue until December 31, 1998 (or 1999 for Mr. Eaton), and extend automatically each day for an additional day so that the remaining term continues to be two years for Mr. Eaton and one year for Messrs. Dahl and Fosha.

      The Company can terminate such agreements upon the death or disability of an employee or for cause as defined therein. Each employee may terminate his employment for any reason within a 90-day period beginning on the 30th day after a Change in Control of the Company (as defined below) or within a 90-day period beginning on the one-year anniversary of a Change in Control. If the Company terminates an Employment Agreement, or if an employee terminates his employment for Good Reason (as defined below) upon a Change in Control, then the Company must pay the employee (or, in the case of death, the employee's estate) for 12 consecutive months thereafter (24 months in the case of Mr. Eaton) the greater of one-twelfth of his salary at the rate in effect on his termination date or at the highest rate in effect at any time during the 90-day period prior to a Change in Control, as well as all amounts of his base salary that are deferred under the Company's qualified and non-qualified employee benefit plans or any other agreement or arrangement. In addition, the restrictions on the employee's outstanding incentive awards, including stock options, would lapse and such incentive awards would immediately vest. Under each of the Employment Agreements, the employee agrees to maintain the confidentiality of the Company's trade secrets and agrees, for a period of one year following termination, not to compete with or solicit employees or customers of the Company. For the purposes of the Employment Agreements, Good Reason includes an occurrence after a Change in Control such as an adverse change in the employee's status, title, position or responsibilities; reduction in base salary or other compensation or benefits; or a material breach of the terms of the Employment Agreements. A Change in Control includes an acquisition of the Company's voting securities of 40% or more; a merger, consolidation or reorganization involving the Company unless at least two-thirds of the combined voting power of the corporation resulting from the merger, consolidation or reorganization is owned in substantially the same proportion as before such merger, consolidation or reorganization and the person serving as directors before such merger, consolidation or reorganization constitute at least two-thirds of the directors of the surviving corporation; a complete liquidation or dissolution of the Company; or an agreement for the sale or disposition of all or substantially all of the Company's assets.

      Effective January 1, 1998, Paragon Rehabilitation, Inc., a subsidiary of the Company ("Paragon"), entered into an Amended and Restated Employment Agreement with Lawrence W. Lepley, Jr., who serves as president of Paragon (the "Lepley Agreement"). The Lepley Agreement provides for an annual base salary of $184,000 reviewable annually on January 1 and subject to annual increases (as described above with respect to the Employment Agreements) and annual bonus. The Lepley Agreement allows participation in the Company's stock option plans and provides health, dental and short and long-term disability insurance and an automobile allowance. The initial term ends on December 31, 2000, but beginning on the second anniversary of the effective date extends automatically each day for an additional day so that the remaining term continues to be two years.

      Paragon may terminate the Lepley Agreement upon the death or disability of Mr. Lepley or for cause as defined therein, or after the vote of a majority of the Company's Board of Directors in favor of termination. Mr. Lepley may terminate his employment for Good Reason (as defined below) within a 90-day period beginning on the 30th day after a Change in Control of the Company (as defined above) or within a 90-day period beginning on the one-year anniversary of a Change in Control of the Company. If Paragon terminates the Lepley Agreement for reasons other than for cause, of if Mr. Lepley terminates his employment for Good Reason, then Paragon must pay Mr. Lepley (or, in the case of death, his estate) for 12 consecutive months thereafter one-twelfth of his salary at the rate in effect on his termination date. If the Lepley Agreement is terminated due to death or disability, or by Mr. Lepley for Good Reason, then the restrictions on any outstanding incentive awards, including stock options, would lapse and such incentive awards would immediately vest. Mr. Lepley agrees to maintain the confidentiality of Paragon's trade secrets and agrees, for a period of one year following termination, not to compete with or solicit employees or customers of Paragon. For the purposes of the Lepley Agreement, Good Reason includes an occurrence after a Change in Control such as an adverse change in the employee's status, title, position or responsibilities' reduction in base salary or other compensation or benefits; or a material breach of the terms of the Lepley Agreement.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of the Board of Directors are J. Stephen Eaton, Andrew M. Paul and Robert A. Ortenzio. Neither Mr. Paul nor Mr. Ortenzio is or has been an officer or employee of the Company or any of its subsidiaries. Mr. Eaton is the Chariman of the Board, President and Chief Executive Officer of the Company.

      Transactions with Mr. Paul and Affiliates. Mr. Paul, an affiliate of Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS VIII"), Welsh, Carson, Anderson & Stowe Capital Partners III, L.P. ("WCAS CP III"), WCAS Healthcare Partners, L.P. ("Healthcare Partners"), Welsh, Carson, Anderson & Stowe VI, L.P. and Welsh, Carson, Anderson & Stowe Capital Partners II, L.P. is a director of the Company and the chairman of the Compensation Committee.

      On October 22, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Centennial HealthCare Holdings Corporation, a

Delaware corporation ("Holdings"), whereby the Company will merge with Cougar Acquisition Corporation ("Acquisition"), with the Company being the surviving corporation. Acquisition is wholly owned by Holdings. Holdings is currently wholly owned by WCAS VIII. If the transaction contemplated by the Merger Agreement is completed, the Company will become wholly owned by Holdings and Holdings will be owned by WCAS VIII, WCAS CP III, Healthcare Partners, Mr. Paul and other individuals, including Messrs. Eaton, Dahl, Fosha and Lepley. On April 2, 1999 Holdings notified the Company it was terminating the Merger Agreement.

      Transactions with Mr. Ortenzio and Affiliates. The Company did not enter into any transactions with Mr. Ortenzio or any of his affiliates during fiscal year ending December 31, 1998.

      Transactions with Mr. Eaton and Affiliates. As described above, should the merger occur between the Company and Acquisition pursuant to the terms of the Merger Agreement, Mr. Eaton will own common stock of Holdings, which will own all of the shares of Common Stock of the Company. Other transactions involving Mr. Eaton and his affiliates are described in the following section entitled "Certain Transactions"

                        REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee is responsible for ensuring that a proper system of short and long-term compensation is in place to provide performance-oriented incentive to management.

      The Compensation Committee administers the Company's executive compensation program, including determination of salary and bonus compensation for the Chief Executive Officer and the Named Executive Officers and determination of the nature, time and amounts of options grants to such executive officers under the Company's Stock Plans. The Compensation Committee's report for 1998 is as follows:

Compensation Policy

      Generally, the Company's executive compensation is designed to be competitive with compensation offered by other companies against which the Company competes for executive resources. The executive compensation plans are designed to attract and retain highly qualified executives critical to the Company's long-term success. The Compensation Committee intends for the executive compensation program to satisfy the following guidelines:

      .     Recognize and reward high performance and extraordinary results.

      . Have a portion of total compensation bear a direct relationship to the Company's operating performance and achievement of short-term and long-term goals.

      . Provide opportunity to acquire additional direct ownership in the Company and provide motivation to build shareholder value by aligning executives' interests with shareholder interests.

      Executive compensation is composed of base salary, bonus awards and long-term incentive compensation.

Base Salary

      In the case of Messrs. Eaton, Dahl and Fosha base salary is paid pursuant to the Employment Agreements or the Lepley Agreement in the case of Mr. Lepley; in the case of all other executive officers, base salary is determined and fixed by management based on the policies of the Compensation Committee. The Employment Agreements require the Compensation Committee to review base salaries of the executives who are parties thereto on May 1 (or January 1 with respect to Mr. Lepley) of each year and provide for an annual increase as determined by the

Compensation Committee, but not less than the increase in the Consumer Price Index. The Compensation Committee reviews the individual contributions and performance of each such executive officer and takes into account various qualitative and quantitative factors in determining the increases in base salaries. In particular, the Compensation Committee considers several financial performance measures, including business development, earnings growth and stock price, as well as the individual's work experience, level of responsibility and contribution to the Company's long-term success. The Compensation Committee does not, however, apply any specific quantitative formula in making compensation decisions with respect to base salary, annual bonus awards or long-term incentive compensation.

Bonus Awards

      Bonus payments are awarded to the Company's executives at the discretion of the Compensation Committee, which considers the achievement of certain performance targets and new business development.

Long-Term Incentive Compensation

      The Company's long-term incentive compensation strategy is focused on the grant or award of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) reload options and (iv) restricted stock pursuant to the Stock Plans. Except for grants to Non-Employee Directors pursuant to the 1997 Stock Plan, the Compensation Committee determines who receives grants or awards, the grant or award date, the number of shares subject to the grant or award, the exercise price (based on the closing price of the Common Stock on the date of grant or award), the vesting schedule and other matters as specified in the Stock Plans. The Compensation Committee believes that these grants or awards reward executive officers for their efforts in improving long-term performance of the Common Stock and creating value for the Company's shareholders, thereby aligning the financial interests of such executives with those of the Company's shareholders.

Chief Executive Officer Compensation

      Based on its assessment of the performance of the Company and Mr. Eaton's performance during 1998, the Compensation Committee (composed of Messrs. Paul and Ortenzio for this purpose) increased Mr. Eaton's base salary from $309,000 to $350,000.

Section 162(m)

      Section 162(m) of the Internal Revenue Code generally disallows tax deduction by a public company for compensation in excess of $1,000,000 paid to the company's chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. The Compensation intends to attempt to structure future compensation of the Company's Chief Executive Officer and Named Executive Officers so as to preserve the deductibility of such compensation under Section 162(m).

                           COMPENSATION COMMITTEE

                           Andrew M. Paul, Chairman
                           Robert A. Ortenzio
                           J. Stephen Eaton


                            STOCK PERFORMANCE GRAPH

     The following line graph compares the yearly percentage in cumulative shareholders return on the Common Stock with (a) the performance of a broad equity market indictor, and (b) the performance of a peer group index. The graph compares the percentage change in the return of the Common Stock since July 2, 1997 with the cumulative total return on the NASDAQ Index and the Peer Group indentified by the Company (which group includes Beverly Health Services, Inc., Genesis Health Ventures, Inc., Health Care and Retirement Corp., Integrated Health Services, Inc., Mariner Post-Acute Network, Inc., Sun Healthcare Group Inc., Vencor, Inc., Advocat Inc., National Healthcare L.P. and Manor Care Inc.) over such period. The Peer Group companies include the long-term care organizations most similar to the Company, and most of the other publicly traded long-term care organizations. The commencement date for this comparison is the date on which the Company's Common Stock was first publicly traded. The stock price performance graph assumes an investment of $100 in the Company on July 2, 1997 and an investment of $100 in the two indexes on July 2, 1997 and further assumes the reinvestment of all dividends. The stock price performance, presented monthly for the period from July 2, 1997 through December 31, 1998 is not necessarily indicative of future results. Information used in this graph was obtained from Zack's Investment Research, a source believed to be reliable, but the Company is not responsible for errors or omissions in such information.

                                    [GRAPH]

                          7/2/97            1997             1998
                          ------           -------          -------
Centennial                 $100            $142.19          $ 96.87

Nasdaq                     $100            $109.63          $154.11

Peer Group                 $100            $100.38          $ 49.78


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                      COMMON STOCK OWNERSHIP BY MANAGEMENT
                           AND PRINCIPAL SHAREHOLDERS

      The following table sets forth the beneficial ownership of shares of Common Stock as of March 27, 1999 for (i) directors of the Company, (ii) the Chief Executive Officer and each of the three most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"), (iii) the directors and executive officers of the Company as a group and (iv) each person who is a shareholder of the Company holding more than a five percent interest in the Company.

                                                         Number of               Percent of
                                                         Shares of              Common Stock
                                                         Common Stock           Beneficially
Name of Beneficial Owner                              Beneficially Owned (1)       Owned
------------------------                              ----------------------       -----
Welsh, Carson, Anderson & Stowe VI, L.P. (2)             2,520,193                 21.1%
WCAS Capital Partners II, L.P. (3)                         246,896                  2.1
WCAS Healthcare Partners, L.P. (4)                          81,384                    *
J. Stephen Eaton (5)                                     1,213,077                 10.1
The Goldman Sachs Group, L.P. (6)                          609,400                  5.1
Dresdner RCM Global Investors LLC (7)                    1,198,920                 10.0
South Atlantic Venture Fund II,
      Limited Partnership (8)                              798,963                  6.7
Lawrence W. Lepley, Jr. (9)                                 92,226                    *
Alan C. Dahl (10)                                           93,976                    *
Kent C. Fosha, Sr. (11)                                     53,949                    *
Andrew M. Paul (12)                                         12,707                    *
Bertil D. Nordin (13)                                       11,845                    *
James B. Hoover (14)                                        13,464                    *
Robert A. Ortenzio (15)                                      1,299                    *
W. Scott Miller (16)                                         0 (16                    *
Charles D. Nash (17)                                         0 (17                    *
All other executive officers
   and directors as a
   group (10 persons)                        1,482,198                 12.4

----------
*     Less than 1.0%

(1) Based on an aggregate of 11,923,619 shares of Common Stock issued and outstanding as of March 26, 1999. Includes shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days. Each person named above has sole voting and dispositive power with respect to all shares listed opposite such person's name, except as otherwise noted.
(2) The shareholder's address is 320 Park Avenue, Suite 2500, New York, New York 10022-6815.
(3) The shareholder's address is 320 Park Avenue, Suite 2500, New York, New York 10022-6815.
(4) The shareholder's address is 320 Park Avenue, Suite 2500, New York, New York 10022-6815.
(5) Includes 97,706 shares purchasable upon exercise of stock options that are currently exercisable or will be come exercisable within 60 days. Does not include options to acquire 51,727 shares that are not exercisable within 60 days. The shareholder's address is 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.
(6) Based on Schedule 13G of shareholder filed on February 14, 1999. The shareholder's address is 85 Broad Street, New York, New York 10004.
(7) Based on Schedule 13G/A of shareholder filed on February 12, 1999. The shareholder's address is Four Embarcadero Center, San Francisco, California 94111.

(8) The shareholder's address is 614 West Bay Street, Suite 200, Tampa, Florida 33606-2704.
(9) Includes 9,001 shares purchasable upon exercise of stock options that are currently exercisable. Does not include options to acquire 51, 343 shares that are not exercisable within 60 days. The shareholder's address is 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.
(10) Includes 34,484 shares purchasable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days and 2,000 shares beneficially owned by Mr. Dahl's sons. Does not include options to acquire 71,074 shares that are not exercisable within 60 days. The shareholder's address is 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.
(11) Includes 45,979 shares purchasable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include options to acquire 71,074 shares that are not exercisable within 60 days. The shareholder's address is 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.
(12) Excludes 2,520,193 shares of Common Stock owned by Welsh, Carson, Anderson & Stowe VI, L.P. ("WCAS VI"), 246,896 shares of Common Stock owned by WCAS Capital Partners II, L.P. ("WCAS CP II") and 81,384 shares of Common Stock owned by WCAS Healthcare Partners, L.P. ("Healthcare Partners"). Mr. Paul, as a general partner of the respective sole general partners of each of WCAS VI, WCAS CP II and Healthcare Partners may be deemed to beneficially own the shares owned by WCAS VI, WCAS CP II and Healthcare Partners. Mr. Paul disclaims beneficial ownership of such shares. Does not include options to acquire 2,069 shares that are not exercisable within 60 days.
(13) Includes options to acquire 10,345 shares that are currently exercisable. Does not include options to acquire 2,069 shares that are not exercisable within 60 days. Does not include 206,214 shares held by South Atlantic Venture Fund III, Limited Partnership ("South Atlantic") of which Mr. Nordin is a special limited partner. Mr. Nordin disclaims beneficial ownership of the shares owned by South Atlantic. The shareholder's address is 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.
(14) Includes shares held by Mr. Hoover or by the James B. Hoover IRA. Does not include 2,767,089 shares held by WCAS VI and WCAS CP II, of which Mr. Hoover serves as a general partner of the sole general partner or limited partner of the sole general partner. Mr. Hoover disclaims beneficial ownership of these shares. Does not include options to acquire 2,069 shares that are not exercisable within 60 days. The shareholder's address is Dauphin Capital Partners, 108 Forest Avenue, Locast Valley, New York 11560.
(15) Does not include 39,719 shares held by Horizon Investment Associates II, of which Mr. Ortenzio's farther is an affiliate; 3,551 shares acquired pursuant to a distribution by WCAS VI to its limited partners, in one of which Mr. Ortenzio holds a remainderman interest in a life estate of which his father is the life tenant; or 77 shares acquired pursuant to a distribution by WCAS CP II to Camp Hill Associates, L.P., a limited partner of WCAS CP II, in which Mr. Ortenzio has a 10% ownership interest. Mr. Ortenzio disclaims beneficial ownership of all such shares. Does not include options to acquire 2,069 shares that are not exercisable within 60 days. The shareholder's address is 4718 Old Gettysburg Road, Mechanicsburg, Pennsylvania 17055.
(16) Does not include options to acquire 10,345 shares that are not exercisable within 60 days. Does not include 798,963 shares of South Atlantic Venture Fund II, Limited Partnership of which Mr. Miller is a limited partner. Mr. Miller disclaims beneficial ownership of these shares.
(17) Does not include options to acquire 10,345 shares that are not exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                              CERTAIN TRANSACTIONS

      Mr. Eaton owns 100% of the common stock of Centennial Employee Management Corporation ("CEMC"). The Company leases its facility-based employees at cost from CEMC on a pass through basis. CEMC was set up to take advantage of reduced workers' compensation and group health insurance rates and passes on these insurance costs savings to the Company. Mr. Eaton receives no economic benefit from his ownership of this entity.

      Ashton Woods Rehabilitation Center ("AWRC"), which is leased by the Company, is owned by Ashton Woods Limited Partnership. Mr. Dahl owns all of the outstanding stock of the corporate general partner of this partnership. Mr. Dahl receives no economic benefit from his ownership of this entity. Mr. Dahl is Executive Vice President, Chief Financial Officer, Treasurer and director of the Company.

      See Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

       Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

(2)    Financial Statement Schedules

       Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

(3)    Exhibits

Exhibit                                    Description
-------                                    -----------
2.1     --  Agreement and Plan of Merger between Cougar Holdings Corporation,
            Cougar Acquisition Corporation and the Company, dated October 22, 1998 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 28, 1998.)


3.1     --  Third Amended and Restated Articles of Incorporation of the
            Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

3.2     --  Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration No. 333-24267, as amended).

4.1     --  Third Amended and Restated Articles of Incorporation of the
            Company, including, without limitation Article III and Article VII (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.1    --  WelCare International, Inc. 1994 Employee Stock Option Plan
            (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.2    --  WelCare International, Inc. 1996 Executive Stock Plan
            (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.3    --  WelCare International, Inc. 1996 Employee Stock Option Plan
            (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.4    --  Centennial HealthCare Corporation 1997 Stock Plan (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)


10.5    --  Amended and Restated Employment Agreement between WelCare
            International, Inc. and J. Stephen Eaton dated December 31, 1995 (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.6    --  Amended and Restated Employment Agreement between Paragon
            Rehabilitation, Inc. and Laurence W. Lepley, Jr. dated as of January 1, 1998 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31,
            1997).

10.7    --  Registration Rights Agreement dated December 31, 1995 by and between the Company and the Shareholders as defined therein, as amended (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.8    --  Lease between Grant Park Nursing Home L.P. and WelCare
            Acquisition Corp. n/k/a Centennial Acquisition Corporation ("CAC") commencing on January 1, 1993 (incorporated by reference to Exhibit
            10.9 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.9    --  Amended and Restated Lease Agreement by and between Ashton Woods
            Limited Partnership and WelCare/Ashton Properties, Inc. n/k/a Centennial /Ashton Properties Corporation ("CAPC"), dated December 20, 1994 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.10   --  Second Amended and Restated Lease Agreement by and between EBT
            Healthcare Properties, L.P. and CHPC dated October 1, 1998 (incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1998).

10.11   --  Second Amendment to Certain Operative Agreements by and among the
            Company, certain subsidiaries of the Company as Guarantors, First Security Band, National Association, as Owner Trustee, the various banks and lending institutions named therein as the Lenders, First Union Capital Markets, as Syndication Agent and Nationsbank, N.A., as agent.

10.12   --  Amendment No.2 to the Third Amended and Restated Credit Agreement by
            and among the Company and its subsidiaries and the Lenders identified therein dated as of December 30, 1998.

10.13   --  Operating Lease by and between Health Care Property Investors,
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

10.14   --  Lease Agreement by and between Healthcare Realty Trust
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

10.15   --  Lease Agreement by and between House Investments - Nursing Homes
            Partners I and THP dated November 1, 1993 (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.16   --  Operating Lease by and between HCPI Charlotte, Inc. and THP dated
            June 19, 1995(incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.17   --  Amended and Restated Management Agreement by and between
            Montclair Medical Investors, Ltd., and CHMC dated January 1, 1995 (incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1, Registration No.333-24267, as amended)

11.1    --  Statement Regarding Computation of Per Share Earnings

21.1    --  List of Subsidiaries

27.1    --  Financial Data Schedule

99.1    --  Cautionary Statements Regarding Forward-Looking Statements

      (b)   Reports on Form 8-K.

            On October 28, 1998, the Company filed a Form 8-K reporting a proposed merger of the Company with a company founded by Welsh, Carson, Anserson & Stowe, whose affiliates currently own approximately 23% of the Company's outstanding stock.

                                     SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Company has duly caused this Form 10-K to be signed on behalf of the undersigned, thereunto duly authorized, on April 7, 1999.

                        CENTENNIAL HEALTHCARE CORPORATION

                                  /s/  J. Stephen Eaton
                              By:
                                 -----------------------------------------------
                                 J. Stephen Eaton
                                 Chairman, President and Chief Executive Officer

        Pursuant to the Requirements of the 1934 Act, this Form 10-K has been signed below by the following persons in the capacities indicated on April 7, 1999.

SIGNATURES

/s/ J. Stephen Eaton         Chairman, President and Chief Executive Officer
--------------------------
J. Stephen Eaton

/s/ Alan C. Dahl             Executive Vice President, Chief Financial Officer
--------------------------       and Director
Alan C. Dahl

/s/ Andrew M. Paul           Director
--------------------------
Andrew M. Paul

/s/ James B. Hoover          Director
--------------------------
James B. Hoover

/s/ Robert A. Ortenzio       Director
--------------------------
Robert A. Ortenzio

/s/ Bertil D. Nordin         Director
--------------------------
Bertil D. Nordin

/s/ W. Scott Miller          Director
--------------------------
W. Scott Miller

/s/ Charles D. Nash          Director
--------------------------
Charles D. Nash

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                   Page
                                                                                   ----
Report of Independent Accountants................................................   F-2
Consolidated Balance Sheets at December 31,1998 and 1997 ........................   F-3
Consolidated Statements of Operations for the years ended December 31, 1998,
  1997 and 1996..................................................................   F-4
Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 1998, 1997 and 1996.........................................   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998,
   1997 and 1996.................................................................   F-6
Notes to Consolidated Financial Statements.......................................   F-7
Quarterly Consolidated Financial Information (Unaudited).........................   F-30
Financial Statement Schedules (a):
  Schedule II - Valuation and Qualifying Accounts for the years ended
  December 31, 1998, 1997 and 1996...............................................   F-31

----------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Centennial HealthCare Corporation

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Centennial HealthCare Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                       /s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
April 7, 1999

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     December 31,
                                                                                     ------------
                                                                                1998              1997
                                                                                ----              ----
                                     ASSETS
Current assets:
  Cash and cash equivalents ...........................................      $   8,087      $   4,011
  Patient accounts receivable and third-party payor settlements, net of allowance for doubtful accounts of approximately
   $5,000 and $3,000 ..................................................         99,910         72,222
  Other receivables ...................................................          4,382          2,149
  Deferred income taxes ...............................................          3,738          2,511
  Prepaid expenses and other current assets ...........................          2,250          1,259
                                                                             ---------      ---------
      Total current assets ............................................        118,367         82,152

  Property and equipment, net .........................................         74,813         74,379
  Notes and advances receivable, net ..................................         36,189         23,764
  Refundable deposits, including amounts due from affiliates of $2,875           4,297          4,399
  Intangible assets less accumulated amortization of $4,240 and $2,642          40,104         51,331
  Other assets ........................................................         14,602          7,624
                                                                             ---------      ---------
      Total assets ....................................................      $ 288,372      $ 243,649
                                                                             =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ................................      $   3,534      $   1,576
  Accounts payable and accrued expenses ...............................         32,096         25,253
  Accrued payroll .....................................................         12,467         11,773
  Accrued lease payable ...............................................          4,413          3,759
  Terminated merger transaction costs .................................          3,248             --
  Estimated merger closure costs ......................................             --          3,391
  Other liabilities ...................................................          6,034          3,303
                                                                             ---------      ---------
      Total current liabilities .......................................         61,792         49,055
Long-term debt, less current maturities ...............................        112,849         78,913
Other long-term liabilities ...........................................             48          2,577
                                                                             ---------      ---------
                                                                               174,689        130,545

Commitments and contingencies
Shareholders' equity:
  Common stock with par value of $.01; 50,000,000 shares
       authorized; 11,923 and  11,862 shares issued and outstanding ...            119            119
  Paid-in capital .....................................................        102,015        101,299
  Retained earnings ...................................................         11,899         12,214
                                                                             ---------      ---------
                                                                               114,033        113,632
Note receivable from shareholder ......................................           (350)          (528)
                                                                             ---------      ---------
      Net shareholders' equity ........................................        113,683        113,104
                                                                             ---------      ---------
      Total liabilities and shareholders' equity ......................      $ 288,372      $ 243,649
                                                                             =========      =========

See accompanying notes to consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         For the year ended
                                                                            December 31,
                                                            -----------------------------------------
                                                                1998          1997           1996
                                                            -----------    -----------    -----------
Revenues:
  Net patient service revenues .......................      $ 342,203       $ 296,321       $ 227,387
  Management fees and other revenues .................         15,442           7,952           5,661
                                                            ---------       ---------       ---------
    Total revenues ...................................        357,645         304,273         233,048
                                                            ---------       ---------       ---------

Expenses:
  Facility operating expenses:
      Salaries, wages and benefits ...................        182,801         154,841         107,038
      Other operating expenses .......................         92,688          79,418          76,286
  Lease expense ......................................         22,946          21,740          18,777
  Corporate administrative costs .....................         21,515          16,055          11,400
  Depreciation and amortization ......................          9,292           6,760           5,012
  Loss on closure of nursing facility ................          4,010              --              --
  Provision for asset revaluation ....................         12,152              --              --
  Terminated merger transaction costs ................          3,619              --              --
                                                            ---------       ---------       ---------
     Total operating expenses ........................        349,023         278,814         218,513
                                                            ---------       ---------       ---------
                                                                8,622          25,459          14,535
                                                            ---------       ---------       ---------
Other income (expense):
   Interest income ...................................          2,011             636             695
   Interest expense ..................................         (9,165)         (8,658)        (10,068)
   Equity in loss of unconsolidated
        partnerships .................................             --              --            (108)
                                                            ---------       ---------       ---------
      Total other expense ............................         (7,154)         (8,022)         (9,481)
                                                            ---------       ---------       ---------
                                                                1,468          17,437           5,054

Provision for income taxes ...........................          1,504           6,800           2,092
                                                            ---------       ---------       ---------
Income (loss) before minority interest and
  extraordinary loss .................................            (36)         10,637           2,962
Minority interest in net income of subsidiary,
  net of income taxes ................................           (279)           (252)           (183)
                                                            ---------       ---------       ---------

Income (loss) before extraordinary loss ..............           (315)         10,385           2,779
Extraordinary loss on extinguishment of debt, net of
  income tax benefit .................................             --            (537)             --
                                                            ---------       ---------       ---------
      Net income (loss) ..............................           (315)          9,848           2,779
Dividends and accretion on preferred stock ...........             --           5,874           2,192
                                                            ---------       ---------       ---------
Income (loss) applicable to common stock .............      $    (315)      $   3,974       $     587
                                                            =========       =========       =========

Net income (loss) per common and common equivalent share:

Basic:
  Income (loss) applicable to common stock before
    extraordinary loss ...............................      $   (0.03)     $     0.54      $     0.12
  Extraordinary loss on extinguishment of debt .......           0.00           (0.06)           0.00
                                                            ---------       ---------       ---------
    Income (loss) applicable to common stock .........      $   (0.03)     $     0.48      $     0.12
                                                            =========       =========       =========

Diluted:
  Income (loss) applicable to common stock before
    extraordinary loss ...............................      $   (0.03)     $     0.54      $     0.12
  Extraordinary loss on extinguishment of debt .......           0.00           (0.06)           0.00
                                                            ---------       ---------       ---------
    Income (loss) applicable to common stock .........      $   (0.03)     $     0.48      $     0.12
                                                            =========       =========       =========

Weighted average number of common stock and
  common stock equivalents outstanding
  Basic ..............................................         11,906           8,289           4,742
                                                            =========       =========       =========
  Diluted ............................................         12,078           8,462           4,782
                                                            =========       =========       =========

See accompanying notes to consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                         Special Voting
                                   Common Stock           Common Stock
                                 ------------------    -------------------      Paid-In  Retained      Treasury
                                 Shares    Amount      Shares     Amount        Capital  Earnings       Stock
                                 --------  --------    --------  ---------      -------- ---------     ---------
Balance at December 31, 1995      1,601          18       2,941          --      5,213       7,653      (1,487)
Dividends paid on
    Series A and B
    preferred stock ........         --          --          --          --         --        (341)         --
Dividends accrued on
   Series C preferred
   stock ...................         --          --          --          --         --      (1,470)         --
Exercise of stock
   options .................        203           2          --          --        170          --          --
Exercise of special voting
  stock options ............         --          --           1          --          6          --          --
Tax benefit on options
  exercised ................         --          --          --          --        318          --          --
Accretion of preferred
   stock to estimated
   redemption value ........         --          --          --          --         --        (381)         --
Net income .................         --          --          --          --         --       2,779          --
                              ---------   ---------  ----------  ----------  ---------   ---------   ---------

Balance at December 31, 1996      1,804          20       2,942          --      5,707       8,240      (1,487)
Dividends paid on
    Series A, B and E
    preferred stock ........         --          --          --          --         --        (462)         --
Dividends accrued on
   Series C preferred
   stock ...................         --          --          --          --         --        (865)         --
Exercise of stock
   options .................          3          --           1          --         36          --          --
Accretion of preferred
   stock to estimated
   redemption value ........         --          --          --          --         --        (106)         --
Issuance of common
   shares ..................         64           1          --          --        777          --          --
Public offering of
   common stock ............      4,600          44          --          --     66,917          --       1,487
Offering costs for
   common stock ............         --          --          --          --     (1,679)         --          --
Conversion of special
   voting common stock
   due to Offering .........      2,943          29      (2,943)         --        (29)         --          --
Redemption of Series E
   preferred stock .........         --          --          --          --         --        (715)         --
Conversion of Series A, B,
   C and D preferred stock .      2,532          25          --          --     30,912      (3,726)         --
Repurchase of Series C
   preferred stock .........        (84)         --          --          --     (1,342)         --          --
Net income .................         --          --          --          --         --       9,848          --
                              ---------   ---------  ----------  ----------  ---------   ---------   ---------

Balance at December 31, 1997     11,862         119          --          --    101,299      12,214          --
Exercise of stock
   options .................         61          --          --          --        294          --          --
Proceeds from shareholder
   note receivable .........         --          --          --          --         --          --          --
Tax benefit on options
   exercised................         --          --          --          --        422          --          --
Net loss ...................         --          --          --          --         --        (315)         --
                              ---------   ---------  ----------  ----------  ---------   ---------   ---------
Balance at December 31, 1998     11,923   $     119          --  $       --  $ 102,015   $  11,899   $      --
                              =========   =========  ==========  ==========  =========   =========   =========

                                 Note
                               Receivable
                                 From
                               Shareholder   Net
                               -----------  --------
Balance at December 31, 1995       (528)     10,869
Dividends paid on
    Series A and B
    preferred stock ........         --        (341)
Dividends accrued on
   Series C preferred
   stock ...................         --      (1,470)
Exercise of stock
   options .................         --         172
Exercise of special voting
  stock options ............         --           6
Tax benefit on options
  exercised ................         --         318
Accretion of preferred
   stock to estimated
   redemption value ........         --        (381)
Net income .................         --       2,779
                              ---------   ---------

Balance at December 31, 1996       (528)     11,952
Dividends paid on
    Series A, B and E
    preferred stock ........         --        (462)
Dividends accrued on
   Series C preferred
   stock ...................         --        (865)
Exercise of stock
   options .................         --          36
Accretion of preferred
   stock to estimated
   redemption value ........         --        (106)
Issuance of common
   shares ..................         --         778
Public offering of
   common stock ............         --      68,448
Offering costs for
   common stock ............         --      (1,679)
Conversion of special
   voting common stock
   due to Offering .........         --          --
Redemption of Series E
   preferred stock .........         --        (715)
Conversion of Series A, B,
   C and D preferred stock .         --      27,211
Repurchase of Series C
   preferred stock .........         --      (1,342)
Net income .................         --       9,848
                              ---------   ---------

Balance at December 31, 1997       (528)    113,104
Exercise of stock
   options .................         --         294
Proceeds from shareholder
   note receivable .........        528         528
Note receivable from
   shareholder .............       (350)       (350)
Tax benefit on options
   exercised ...............         --         422
Net loss ...................         --        (315)
                              ---------   ---------
Balance at December 31, 1998  $    (350)  $ 113,683
                              =========   =========

See accompanying notes to consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    For the year ended
                                                                                       December 31,
                                                                              ------------------------------
                                                                                1998       1997       1996
                                                                              --------   --------   --------
Operating Activities:
  Net income (loss) ........................................................  $   (315)  $  9,848   $  2,779
  Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization ........................................     9,292      6,760      5,012
      Provision for asset revaluation ......................................    12,152         --         --
      Amortization of discount on subordinated debt ........................        --         62        114
      Extraordinary loss on extinguishment of debt .........................        --        880         --
      Deferred income taxes ................................................    (2,830)     3,881      1,698
      Consulting expenses offset against note receivable ...................       125         78        125
      Equity in income of unconsolidated partnerships ......................        --         --       (145)
      Minority interest ....................................................       458        413        305
      Provision for doubtful accounts ......................................     1,432        863        852
      Loss on sale of equipment ............................................         4         --         25
      Loss on sale of investment in unconsolidated partnerships ............        --         --        253
      Change in assets and liabilities:
         Accounts receivable ...............................................   (24,412)   (29,167)   (15,733)
         Prepaid expenses and other assets .................................    (4,646)    (1,525)     1,364
         Refundable deposits ...............................................      (105)       (28)       (29)
         Accounts payable, accrued liabilities and other current liabilities     9,246       (935)    11,322
         Other .............................................................    (1,568)      (140)       165
                                                                              --------   --------   --------
             Cash provided by (used in) operating activities ...............    (1,167)    (9,010)     8,107
                                                                              --------   --------   --------
Investing Activities:
  Purchases of property and equipment ......................................    (8,033)    (7,567)    (6,686)
  Proceeds from the sale of equipment ......................................        15         --        600
  Notes and advances receivable, net of repayments .........................   (12,449)    (8,232)   (13,381)
  Acquisitions, net of cash acquired .......................................    (7,392)   (17,355)    (9,100)
  Other ....................................................................    (2,506)     3,127     (1,763)
                                                                              --------   --------   --------
             Cash used in investing activities .............................   (30,365)   (30,027)   (30,330)
                                                                              --------   --------   --------

Financing Activities:
  Proceeds from the exercise of stock options ..............................       294         36        178
  Proceeds from issuance of preferred stock ................................        --     10,000         --
  Proceeds from borrowings .................................................    37,700     28,750     47,047
  Public offering of Common Stock ..........................................        --     68,448         --
  Payment of stock offering costs ..........................................        --     (1,679)        --
  Distributions paid to minority partners ..................................      (296)      (494)      (299)
  Payments of dividends to preferred shareholders ..........................        --       (462)      (341)
  Payments on amounts due to related party .................................      (691)      (528)      (361)
  Redemption of Series E Preferred Stock ...................................        --     (5,000)        --
  Repurchase of Series C Preferred Stock ...................................        --     (1,343)        --
  Principal payments on subordinated debt ..................................        --    (25,300)        --
  Principal payments on long-term debt .....................................    (1,399)   (35,410)   (22,865)
                                                                              --------   --------   --------

             Cash provided by financing activities .........................    35,608     37,018     23,359
                                                                              --------   --------   --------

Net increase (decrease) in cash and cash equivalents .......................     4,076     (2,019)     1,136

Cash and cash equivalents, beginning of period .............................     4,011      6,030      4,894
                                                                              --------   --------   --------

Cash and cash equivalents, end of period ...................................  $  8,087   $  4,011   $  6,030
                                                                              ========   ========   ========

Supplemental disclosure:
  Income taxes paid ........................................................  $  4,329   $  1,289   $  1,058
  Interest paid ............................................................  $  8,019   $  9,236   $  9,840

See accompanying notes to consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies Reporting Entity

      Centennial HealthCare Corporation ("Centennial" or the "Company") (formerly known as WelCare International, Inc.) was incorporated in February 1989 under the laws of the State of Georgia. The Company's principal business is to provide basic and specialty healthcare services to patients in a long-term care setting. At December 31, 1998, subsidiaries of the Company operated 101 owned, leased and managed long-term care facilities with approximately 10,780 beds in 20 states and the District of Columbia. In addition, through its subsidiaries, the Company provided comprehensive contract rehabilitation services to Company-owned and third party long-term care facilities pursuant to 132 contracts, as well as home health services through 16 licensed home health offices.

      In July 1997, Centennial completed an initial public offering of 4,000,000 shares of the Company's Common Stock (the "Offering"). In connection with the Offering, the Company granted the underwriters an option to purchase up to 600,000 additional shares of the Company's Common Stock. This option was exercised and closed in July 1997.

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

Revenues

      Revenues that are reimbursed by patients at Centennial's long-term care facilities are recorded at established billing rates. Revenues to be reimbursed by contracts with third-party payors, primarily Medicare and Medicaid programs, are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from the management of long-term care facilities and acute care hospitals are recognized over the period during which the services are rendered. Revenues from Medicare and Medicaid are generally based on reimbursement of allowable costs of providing services to program beneficiaries. The Company estimates amounts due from third-party payors and records the revenue in the period services are rendered. Amounts ultimately payable by Medicare and Medicaid are determined based on annual cost reports which are subject to audit and retroactive adjustment by the payor. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Differences between estimated amounts due from the Medicare and Medicaid programs and ultimate settlements with these programs are recognized in the year of final settlement.

      Costs reimbursed under the Medicare program are subject to regional limits. The costs at certain of the Company's facilities have frequently exceeded these limits and, accordingly, the Company is required to submit exception requests to cover such excess costs. The accompanying balance sheets include amounts estimated to be recoverable under such exception requests.

      Accounts receivable, net, at December 31, 1998 and 1997 includes $61.9 million and $44.4 million, respectively, of amounts due from Medicare and Medicaid programs.

      The Company is not aware of any material claims, disputes, or other unsettled matters related to third-party reimbursements, other than those reflected on its balance sheets, and believes retroactive adjustments related to these receivables will not be material. Retroactive settlement adjustments in any year could be material to the consolidated financial statements.

Concentrations

      A significant portion of the Company's revenues are derived from the Medicare and Medicaid programs. The Balanced Budget Act of 1997, ("the Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system ("PPS") for skilled services. In addition to the Act, there have been, and the Company expects that there will continue to be, a number of additional proposals to limit reimbursements to long-term care facilities under the Medicare and Medicaid programs. Centennial cannot predict whether any of these additional proposals will be adopted, or if adopted and implemented, what effect such proposals would have on the Company. Approximately 57%, 60%, and 68% of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996, respectively, are from the Medicare and Medicaid programs. While the Company operates long-term care facilities in 20 states and the District of Columbia, 33 of its 68 owned or leased facilities are located in North Carolina, Indiana and Michigan.

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

Assessment of Long-Lived Assets

      The Company periodically reviews the carrying values of its long-lived assets (primarily property and equipment and intangible assets) whenever events or circumstances provide evidence that suggest that the carrying amount of long-lived assets may not be recoverable. If this review indicates that long-lived assets may not be recoverable, the Company reviews the expected undiscounted future net operating cash flows from its facilities, as well as valuations obtained in connection with various refinancings. Any permanent impairment in value is recognized as a charge against earnings in the statement of operations. During 1998, the Company recorded a provision for asset revaluation (see Note
7). As of December 31, 1998, the Company does not believe there is any indication that the amortization period of its long-lived assets needs to be adjusted.

Earnings per Share

      In June 1997, the Board of Directors and Shareholders of the Company approved a reverse stock split of .6897 for one. All references to shares and weighted shares outstanding used in the calculation of net income per share and per share amounts have been retroactively adjusted to reflect this reverse stock split.

      In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", (see Note 21).

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

Newly Adopted Accounting Pronouncement

In 1998, Centennial adopted Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, (see "Segment Information" note).

Reclassifications

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

      The net proceeds of the Offering available to the Company were used to repay two subordinated promissory notes aggregating $25.3 million, which accrued interest at 10.8% and 11.7% per annum, to redeem the Series E Redeemable Preferred Stock for $5.0 million, to repurchase approximately 84,000 shares of Common Stock, which were received by the former holders of the Company's Series C Preferred Stock, for approximately $1.3 million, and to repay approximately $35.1 million outstanding under the Company's Senior Credit Facility with First Union National Bank (First Union), and NationsBank, N.A., (NationsBank), as agents and lenders and the other lenders named therein, (the "Senior Credit Facility").

      After the closing of the Offering, with the net proceeds of the exercise of the underwriters overallotment option, Centennial offered the former holders of the Company's Series C Preferred Stock pro-rata repurchase of their shares of Common Stock received upon the conversion of their Series C Preferred Stock at the Offering price of $16.00 per share. The Company made this repurchase offer as consideration for the agreement by these former holders to the conversion of the Series C Preferred Stock into Common Stock. Holders of approximately 84,000 shares of the approximately 1.3 million shares available for pro-rata repurchase elected to have such shares repurchased by Centennial. Centennial repurchased the 84,000 shares of common stock for approximately $1.3 million.

      Centennial repaid the two subordinated promissory notes during the third quarter of 1997, resulting in a loss on early extinguishment of debt of approximately $537,000, net of income tax benefit of approximately $343,000.

      Concurrently with the closing of the Offering, the Company's Series A, B, C and D Preferred Stock were converted into approximately 2.5 million shares of Common Stock, net of the stock repurchase noted above; the Company's Special Voting Common Stock was converted into Common Stock; and Centennial's Treasury Stock was converted into Common Stock.

3. Mergers and Acquisitions

On October 22, 1998, Centennial announced that its Board of Directors had approved the sale of the Company for $16.00 per share in cash to a new company (Centennial HealthCare Holdings Corporation) formed by Welsh, Carson, Anderson & Stowe ("WCAS"), whose affiliates currently hold approximately 23% of the Company's common stock, (the "Proposed Merger").

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

The proposed transaction is subject to certain conditions, including regulatory approvals, approval by the Company's shareholders holding a majority of the outstanding shares, as well as the approval of a majority of the shares voted by disinterested shareholders other than those members of management converting shares into shares of the surviving corporation or WCAS or its affiliates, and other customary closing conditions. The definitive merger agreement contains no financing contingencies. The Company anticipates that the transaction will be accounted for under the purchase method.

On April 2, 1999 Centennial HealthCare Holdings Corporation notified the Company that it was terminating the definitive merger agreement. Accordingly, in its December 31, 1998 Consolidated Financial Statements, the Company has expensed approximately $3.6 million in terminated merger transaction costs. The Company has incurred additional terminated merger transaction costs in 1999. The total additional costs incurred in 1999 are estimated to be $1.0 million and will be expensed as incurred.

In October 1998, the Company entered into a management agreement for a skilled nursing facility with 68 nursing home beds and 22 hospital beds, located in Mississippi.

      In August 1998, the Company began leasing four skilled nursing facilities totaling 349 licensed available beds, located in Mississippi, North Carolina, Arkansas and Wisconsin. One of these facilities was previously managed by the Company. In October 1998, the Company began leasing six skilled nursing facilities totaling 608 licensed available beds, located in Florida, Arkansas, Kansas, and Wisconsin. In November 1998, the Company began leasing four skilled nursing facilities totaling 675 licensed available beds, located in Florida and Missouri.

In April 1998, Centennial entered into management agreements for two skilled nursing facilities totaling 174 licensed available beds, located in Virginia.

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

      In May 1997, the Company acquired by merger Total Care Consolidated, Inc., ("TC"), a provider of home health services, with 25 home health offices located primarily in North Carolina. Total consideration of $8.0 million consisted of $6.0 million in cash, which was funded under the Senior Credit Facility, and $2.0 million in the form of a convertible promissory note due April 30, 1999. The transaction was accounted for under the purchase method and the Company's Consolidated Financial Statements include TC from the effective date of the merger.

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

The Company recorded intangible assets of approximately $8.0 million and $7.5 million related to the acquisitions of TC and CCI, respectively. During 1998, the Company wrote off $1.2 million of the goodwill related to TC.

      In December 1997, Centennial acquired a 58-bed skilled nursing facility in St. Petersburg, Florida, which had previously been managed by the Company since June 1991. Total consideration of approximately $3.3 million included borrowings under the Senior Credit Facility of approximately $1.1 million, and the reduction of a note receivable to the Company from the Florida facility of approximately $2.2 million. The transaction was accounted for under the purchase method and the Company's Consolidated Financial Statements include this facility from the effective date of the acquisition.

In March 1997, the Company acquired a leasehold interest in a rural hospital located in northern Florida. In October 1996, the Company entered into a management agreement and a lease agreement with the owner of a hospital and three licensed home health care offices, located in northern Florida. The agreement provided that the Company would manage the hospital until all necessary approvals and licenses were obtained, at which time the Company would operate the hospital under a long-term lease. The Company accounted for the transaction as a management agreement beginning in October 1996; in June 1997, all necessary approvals and licenses were obtained, and the Company has operated the hospital under a long-term lease since that date. The Company's Consolidated Financial Statements include the hospitals from the effective date of the transactions.

4. Operating Leases

At December 31, 1998, the Company operated 53 long-term care facilities and two hospitals under operating leases. Fourteen of the leases represent new leases that the Company entered into during 1998. The leases have various expiration dates through 2014.

Two of the long-term care facility leases are with affiliated entities, of which the Company or an affiliate of one of the Company's officers serves as a general partner.

The leases with affiliated entities expire in 2002 and 2008, with both having two five-year extensions. Total lease expense to the Company as a result of these two leases was $3.0 million, $3.2 million, and $3.3 million for the years ended December 31, 1998, 1997 and 1996 respectively. In connection with one of the leases, the Company paid the affiliated lessor a deposit of $2.9 million, which is refundable upon the termination of the lease. The Company has a net payable to the other affiliated lessor of approximately $1.6 million and $2.3 million at December 31, 1998 and 1997, respectively.

Twenty-two of the long-term care facility leases in effect at December 31, 1998 were obtained in connection with the Company's 1995 merger with Transitional Health Services, Inc. Fourteen of these leases include provisions for increases in lease payments. Certain of these leases provide the Company an option to renew the lease after the initial lease term.

During 1998, the Company financed nine skilled nursing facilities under the lease component of its Senior Credit Facility. Five of the leases were for facilities that were previously leased by the Company, and one of the leases was for a facility that was previously managed by the Company. These leases have three-year terms, and provide the Company with an option to renew the leases after the initial lease term.

Total rent expense under the long-term care facility and hospital operating lease agreements approximated $20.6 million, $19.9 million, $17.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Minimum future rent payments under the facility leases and related equipment and office space are summarized as follows (in thousands):

Year                                                           Amount
----                                                           ------
1999 ..................................................     $  25,669
2000 ..................................................        25,742
2001 ..................................................        24,309
2002 ..................................................        20,673
2003 ..................................................        17,426
Thereafter ............................................        94,862
                                                             --------
                                                             $208,681
                                                             ========

5. Total Revenue

      The distribution of total revenue by class of payor for the years ended December 31, 1998, 1997 and 1996 was as follows (in thousands):

                                                     Year ended December 31,
                                             -----------------------------------
              Class of Payor                      1998         1997         1996
--------------------------------------------------------------------------------
Private pay, management fee and
  other .................................     $152,564     $120,371     $ 74,075
Medicaid ................................      119,559      111,380       99,803
Medicare ................................       85,522       72,522       59,170
                                              --------     --------     --------
                                              $357,645     $304,273     $233,048
                                              ========     ========     ========

      The above revenue amounts are net of third-party contractual allowances of $59.8 million, $54.2 million and $44.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

      Included in other operating expenses is bad debt expense of approximately $1.4 million, $863,000, and $852,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

6. Property and Equipment

      Property and equipment consisted of the following at December 31, 1998 and 1997, (in thousands):

                                                           1998      1997
                                                        --------   --------
Land                                                    $  4,595   $  4,595
Buildings and improvements                                68,042     63,681
Furniture and equipment                                   17,312     15,633
Construction in progress - improvements to facilities      1,056      1,087
                                                        --------   --------
                                                          91,005     84,996
Less accumulated depreciation                            (16,192)   (10,617)
                                                        --------   --------
                                                        $ 74,813   $ 74,379
                                                        ========   ========

      Depreciation expense for the years ended December 31, 1998, 1997 and 1996 totaled $5.8 million, $4.5 million and $3.2 million, respectively.

7. Certain 1998 Transactions

During the third quarter of 1998, the Company completed its review of the effects of the upcoming prospective payment system ("PPS") on its operations. Based upon the Company's projections of future revenue and expense changes associated with the phase-in of PPS, the Company determined that profitability at certain of its nursing centers acquired in the 1995 merger with Transitional Health Services, Inc. would be less than expected. In addition, the Company has experienced continued declines in revenue at Total Care Inc., ("TC"), the Company's subsidiary providing home health services, due to decreases in Medicare reimbursement for home health services. Accordingly, during 1998 the Company recorded write-downs of property and equipment and goodwill at its nursing centers of approximately $3.4 million and $7.6 million, respectively. In addition, the Company wrote off approximately $1.2 million of goodwill associated with TC.

In December 1995, as part of the Company's merger with THS, the Company assumed operations of THS of South Bend, a 191-bed skilled nursing facility located in South Bend, Indiana. Prior to its acquisition by the Company, this facility had a history of operating losses, had received negative state licensure surveys, and was in jeopardy of losing its license. At the time of the acquisition, the Company recorded a $3.0 million reserve against a future loss on the disposition of the facility, which the Company intended to complete within two years. The Company was unable to sell the facility, and as a result, management determined that the best course of action was to close the facility. The facility closed in November 1998.

      During the third quarter of 1998, the Company recorded an estimated loss of $4.0 million associated with the closure of this facility and the relocation of its residents. The Company continues to market the facility for sale, with disposition expected by the second quarter of 1999. As of December 31, 1998, the carrying value of the facility was approximately $1.8 million. The Company suspended depreciation of these assets in August of 1998. Depreciation on these assets would have approximated $25,000 during the last five months of 1998.

8. Investment in Unconsolidated Partnerships

      Certain subsidiaries of the Company acquired, in 1990, stock of the corporate general partners of certain limited partnerships. These partnerships owned long-term care facilities and retirement centers. Investments in partnerships in which the Company's subsidiaries served as a general partner were accounted for using the equity method. For the year ended December 31,1996, the Company recognized income from its share of the partnerships' operations of approximately $145,000. On January 30, 1997, the Company sold its stock in the corporate general partners in most of the limited partnerships to a corporation affiliated with the president of the Company for $100 and the assumption of all the liabilities of the corporate general partners. For the year ended December 31, 1996, the Company recognized a loss, totaling approximately $253,000, in connection with the sale of the corporate general partners.

9. Long-Term Debt

      Long-term debt consists of the following at December 31, 1998 and 1997 (in thousands):

                                          1998      1997
                                      --------  --------
Bank credit facilities                $ 78,950  $ 41,250
Mortgage notes payable                  17,563    17,792
Other notes                              2,663     2,650
                                      --------  --------
                                        99,176    61,692
Capital lease obligations               17,207    18,797
                                      --------  --------
                                       116,383    80,489
Current maturities of long-term debt     3,534     1,576
                                      --------  --------
                                      $112,849  $ 78,913
                                      ========  ========
On December 16, 1997, the Company expanded its Senior Credit Facility through an amendment to its existing amended and restated credit agreement. Through the amendment, the Company's maximum aggregated advance limit was increased from $65.0 million to $125.0 million. Company advances under the Senior Credit Facility could be used for acquisitions, capital expenditures, working capital and general corporate purposes.

In July 1998, the Company expanded its Senior Credit Facility through a third amendment to its existing second amended and restated credit agreement. Through this amendment, the Company's maximum aggregated advance limit was increased from $125.0 million to $160.0 million, the term was extended to July 31, 2003 and a $40.0 million portion (the "Lease Facility") of the total $160.0 million commitment was designated for use in financing certain Company lease transactions. The remaining $120.0 million portion (the "Revolver") of the commitment was made available for financing existing indebtedness under the previous Senior Credit Facility, acquisitions, capital expenditures, working capital and general corporate purposes.

In October 1998, the Company increased amounts available under the Lease Facility to $70.0 million with a corresponding decrease in commitments available under the Revolver to $90.0 million to accommodate the Company's lease of two facilities located in Missouri.

In December 1998, the Company expanded total commitments available through the Lease Facility by $65.0 million to accommodate the Company's lease of six properties located in Massachusetts. Following the increase, the Company's total Senior Credit Facility commitment was $225.0 million, of which $90.0 million was reserved for the Revolver and the remaining balance of $135.0 million allocated for use through the Lease Facility.

Centennial's borrowing capacity under the Senior Credit Facility is dependent upon its ability to satisfy certain financial covenants that are impacted by its debt and capital structure. The Company had approximately $79.0 million and $41.3 million outstanding under the Senior Credit Facility at December 31, 1998 and 1997, respectively, as well as issued standby letters of credit totaling approximately $6.7 million and $7.0 million respectively.

      Interest accrues at varying rates dependent upon underlying interest rates and the Company's selection of loan amounts and periods. The Company can elect a rate based on First Union National Bank's prime rate or LIBOR, each increased by an Applicable Margin, as defined in the Senior Credit Facility, which varies dependent upon the ratio of debt to earnings before interest, taxes, depreciation, amortization and operating lease expense. The weighted average interest rate on the Company's borrowings at December 31, 1998 was approximately 6.5%.

      Interest is generally paid monthly on prime based borrowings and quarterly on LIBOR based borrowings. The Company's outstanding borrowings are due to be repaid on July 31, 2003, upon termination of the Senior Credit Facility. Under certain circumstances, proceeds from additional equity issuances, sales of Company assets and other debt instruments must be used to repay a portion of the outstanding borrowings under the Senior Credit Facility.

      The Senior Credit Facility is collateralized by the stock of the Company's subsidiaries. The Company is required to pay a fee of 0.25% on the average unused portion of the commitment.

      The Senior Credit Facility includes various negative covenants including restrictions on additional loans and advances, guaranties, stock repurchases and redemptions, and the payment of dividends. Terms of the Senior Credit Facility require the Company to comply with certain financial and other covenants, the violation of which could cause the amounts of outstanding principal, interest and fees to be immediately due and payable. On December 31, 1998, the Company was in compliance with all of its debt covenants.

      At December 31, 1998 and 1997, the Company had $17.6 million and $17.8 million, respectively, of mortgage debt outstanding, including a current portion of approximately $ 277,000 and $259,000 respectively. The mortgage debt requires monthly payments of principal and interest of approximately $157,000. The debt agreements are for five to twenty-year periods with amortization periods covering twenty to twenty-five years. At December 31, 1998, interest rates on the mortgages range from 7.33% to 10.50%. These debts are collateralized by real property.

      Future maturities of mortgage debt are summarized as follows (in thousands):

          1999                                   $ 277
          2000                                     304
          2001                                     334
          2002                                     367
          2003                                     402
          Thereafter                            15,879
                                              ---------
                                              $ 17,563
                                              =========

      Rent escalation clauses in the capital facility leases are based on contingent factors such as increases in the consumer price index or annual increases in a facility's revenues, and have resulted in increased current and future lease payments.

    The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1998 (in thousands):

                                                            Nursing
Year ending December 31                        Equipment  Facilities     Total
                                               -------     -------      -------
  1999                                         $    83     $ 2,468      $ 2,551
  2000                                              --       2,468        2,468
  2001                                              --       2,468        2,468
  2002                                              --       2,468        2,468
  2003                                              --       2,468        2,468
Thereafter                                          --      18,507       18,507
                                               -------     -------      -------
Total minimum lease payments                        83      30,847       30,930
Less amount representing interest                    2      13,721       13,723
                                               -------     -------      -------
Present value of minimum lease payments             81      17,126       17,207
Current portion                                     81         778          859
                                               -------     -------      -------
Noncurrent portion                             $    --     $16,348      $16,348
                                               =======     =======      =======

      The interest rate on the capital leases is based on the Company's borrowing rate at the time a lease is executed. The average interest rate on nursing facilities and equipment was 10.47% and 12.10%, respectively.

10. Equity Transactions

      The Company has stock options outstanding under the 1994 Stock Option Plan, the 1996 Executive Stock Plan, the 1996 Employee Stock Option Plan, and the 1997 Stock Plan (collectively referred to as the "Stock Option Plans").

      The 1994 Stock Option Plan and the 1996 Executive Stock Plan provide that options may be granted to officers, directors and key employees; options vest based upon either years of service, or at various intervals from 1996 through 2000. The 1996 Employee Stock Option Plan provides that options may be granted to certain employees; options vest at various intervals through 1998. The 1997 Stock Plan provides that options may be granted to officers, non-employee, non-affiliated directors and key employees at an exercise price and vesting schedule to be determined by the compensation committee of the Board of Directors at the time of grant. The options granted pursuant to the 1997 Stock Plan vest over various schedules from 1998 through 2001.

      All stock options have been granted with exercise prices equal to or greater than the estimated fair market value of the common stock on the date of grant and are exercisable for up to ten years, as determined by the Company's Board of Directors.

      Stock option transactions are summarized as follows:

                                                                   Year Ended December 31,
                                                       --------------------------------------------
                                                                  1998                 1997
                                                       ---------------------  ---------------------
                                                                    Weighted               Weighted
                                                                     Average                Average
                                                                    Exercise               Exercise
                                                        Shares        Price    Shares        Price
                                                        ------        -----    ------        -----
Options outstanding-beginning of
  period ........................................      526,782    $   13.47   355,160    $   12.09
Granted .........................................      517,280        20.41   183,340        16.00
Exercised .......................................      (86,231)      (10.61)   (4,115)       (8.74)
Forfeited .......................................      (62,389)      (16.03)   (7,603)      (11.68)
                                                       -------                -------
Options outstanding-end of period ...............      895,442    $   17.58   526,782    $   13.47
                                                       =======    =========   =======    =========

Weighted average fair value of options
 granted during the period.......................                 $   12.23              $    6.40

The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      1998        1997
                                                      ----        ----
Expected volatility .............................     66.4%       41.0%
Risk-free interest rate .........................     5.32%       6.15%
Expected term ...................................        5           4
Dividend yield ..................................        0%          0%


The following table summarizes information about outstanding and exercisable stock options at December 31, 1998:

                                Options Outstanding                 Options Exercisable
                            ----------------------------         --------------------------
                                               Weighted
                                               Average                             Weighted
                                              Remaining                             Average
                                             Contractual                           Exercise
Exercise Prices             Shares              Life             Shares             Price
---------------             ------              ----             ------             -----
$7.83 ....................    40,412          3.5 years          40,412         $    7.83
 8.74 ....................    11,728          7.0 years          11,728              8.74
14.03 ....................   191,580          7.1 years         167,634             14.03
16.00 ....................   150,442          8.0 years          57,258             16.00
14.75 ....................    10,000          9.5 years              --             14.75
18.16 ....................     8,280          9.5 years              --             18.16
18.63 ....................    15,000          9.5 years              --             18.63
20.63 ....................   468,000          9.1 years              --             20.63

      The Company applies APB Opinion 25 and related interpretations in accounting for fixed stock option plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost been based on the estimated fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the net effect on net income and income per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the proforma amounts indicated below:

                                                                     Year ended December 31,
                                                               1998           1997             1996
                                                              ------         ------           ------
Pro forma net income (loss) (in thousands).........           $(1,709)        $9,582           $2,650
Pro forma income (loss) applicable to common stock:
    Basic .........................................           $ (0.14)        $ 0.45           $ 0.10
    Diluted .......................................           $ (0.14)        $ 0.44           $ 0.10

11. Income Taxes

      The components of the income tax provision for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                Year ended December 31,
                                         1998            1997             1996
                                       -------         -------          -------
Current
    Federal ..................         $ 3,302         $   525          $   103
    State ....................           1,032           2,394              291
                                       -------         -------          -------
                                         4,334           2,919              394
                                       -------         -------          -------
Deferred
    Federal ..................          (2,002)          4,849            1,781
    State ....................            (828)           (968)             (83)
                                       -------         -------          -------
                                        (2,830)          3,881            1,698
                                       -------         -------          -------
Total provision ..............         $ 1,504         $ 6,800          $ 2,092
                                       -------         -------          -------

Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows, (in thousands):

                                                      Year ended December 31,
                                               ---------------------------------
                                                  1998          1997        1996
                                                  ----          ----        ----
Tax at U.S. statutory rate .............       $   499       $ 5,929      $1,719
State income taxes .....................           396           598         202
Goodwill amortization .................            546           253         142
Other ..................................            63            20          29
                                               -------       -------      ------
    Provision for income taxes .........       $ 1,504       $ 6,800      $2,092
                                               =======       =======      ======

      Deferred tax assets and liabilities are comprised of the following at December 31, 1998 and 1997, (in thousands):

                                                              1998       1997
                                                            -------    -------
Current deferred income tax assets:
    Allowances for uncollectible receivables .............  $   326    $  (542)
    Liabilities not deductible for tax purposes ..........    3,412      3,053
                                                            -------    -------
       Current deferred income taxes .....................  $ 3,738    $ 2,511
                                                            =======    =======

Noncurrent deferred income tax assets:
    Net operating loss carryforwards......................    1,815        845
    Tax basis receivables in excess of book ..............       --      2,167
    Net effects of capital leases ........................    1,539      1,394
                                                            -------    -------
                                                              3,354      4,406
                                                            -------    -------

Noncurrent deferred income tax liabilities:
    Temporary goodwill ...................................    1,875       (693)
    Purchase adjustments to property and equipment........   (2,034)    (1,848)
    Other, including depreciation ........................       --       (110)
    Tax losses from investment in unconsolidated
       partnerships in excess of book ....................       --       (163)
                                                            -------    -------
                                                               (159)    (2,814)
                                                            -------    -------

          Net noncurrent deferred income tax assets.......  $ 3,195    $ 1,592
                                                            =======    =======

      As of December 31, 1998, the Company had approximately $1.8 million of federal net operating loss carryforwards available to offset future taxable income through 2010.

12. Management Agreements

      As of December 31, 1998, the Company provided operational management services for 33 facilities and one hospital under long-term management contracts having remaining effective terms ranging from 5 to 18 years. Twenty-three of these agreements are with third-party owners and are noncancelable without cause. The management agreements provide for the Company to receive annual fees ranging from 6.0% to 6.5% of each facility's gross revenues, payable on a monthly basis and may include additional compensation based on achieving certain performance standards. The agreements also may include provisions for additional fees for management services outside the scope of regular operational services performed.

      The Company recorded fees totaling approximately $145,000 and $142,000 during the years ended December 31, 1997 and 1996, respectively, as a result of a management agreement with an affiliate; the related facility was purchased by the Company in December 1997. Five management agreements, (three of which were active during the year ended December 31, 1998), with fees totaling approximately $172,000, $898,000 and $939,000 during the years ended December 31, 1998, 1997 and 1996, respectively, were with affiliated limited partnerships in which certain subsidiaries of the Company served as general partner and can be terminated by either party without cause given sixty days notice. Two of these agreements were terminated in the fourth quarter of 1997.

The Company also performs oversight management services for three facilities in which it oversees the management of another management company. The Company typically receives a fee of 1% of revenues for oversight management services.

In connection with the Company's facility management agreements for several facilities located primarily in North Carolina and Florida, the Company has made certain advances for working capital needs. The majority of these centers are start-up or development projects and require additional funding for personnel and other operating costs prior to stabilization. The advances are to be repaid from available cash flows from the respective facilities and from other funds provided by the owners of the facilities and earn interest at varying rates based on the prime lending rate. Advances outstanding as of December 31, 1998 and 1997 were $19.7 million and $11.6 million, respectively, and are included in notes and advances receivable, net in the accompanying balance sheets.

During 1996, the Company advanced approximately $10.0 million pursuant to two promissory notes in the amounts of $5.5 million and $4.5 million, to unaffiliated owners of eight managed facilities in North Carolina. The advances were utilized by the owners to purchase the related facilities or facility leasehold interest with respect to these facilities that are managed by the Company. The promissory notes are due on December 31, 2006 and earn interest at the greater of a specified prime rate plus 3%, or 12%. Both notes are collateralized by receivables and the pledge of the stock of the respective owners and are included in notes and advances receivable in the accompanying balance sheets.

13. Transactions with Related Parties

      At December 31, 1998, the Company had employment agreements with five officers which provide for salary continuation and non-competition with the Company, subject to certain conditions.

      The Company leased two long-term care facilities from affiliated lessors.

      During the year ended December 31, 1998, the Company managed four long-term care facilities for affiliated limited partnerships in which the Company serves as a general partner.

      Centennial leases its facilities' employees from an affiliated company which is owned by the president of the Company. The total payroll costs and reimbursements from the Company totaled $49.1 million, $37.2 million and $29.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Such costs are billed by the related entity at cost.

14. Commitments and Contingencies

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

The Company is exposed to credit loss in the event of nonperformance by First Union, NationsBank, and/or Credit Lyonnais Americas. However, the Company does not anticipate nonperformance by these parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. At December 31, 1998, the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $822,000.

      Prior to 1998, Centennial self-insured for workers' compensation claims and health benefits for its employees. The Company maintained stop-loss insurance such that the Company's liability for losses was limited. Centennial recognized as an expense and accrued for estimated workers' compensation and health benefit claims incurred but not reported as of December 31, 1998 and 1997. Beginning January 1998, the Company entered into a guaranteed cost insurance program for workers compensation.

15. Concentration of Credit Risk

      The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Centennial has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

16. Employee Benefits

      The Company has 401(k) savings plans available to substantially all employees depending on their length of service. Employees may defer up to 15% of their salary, subject to the maximum permitted by law. The Company may at its discretion, match a portion of the employee contribution. The Company funded approximately $161,000, $363,000 and $92,000 during the years ended December 31, 1998, 1997 and 1996, respectively, as a match to the employee contributions.

17. Disclosures About Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of those instruments, and includes restricted cash reflected on the balance sheet under the caption "Other Assets."

Notes and Advances Receivable

      The carrying amount approximates fair value for the notes and advances receivable. The fair value is estimated as the net present value of cash flows that would be received on the notes over the remaining term of the notes using current market interest rates rather than stated interest rates.

Long-Term Debt

      The carrying amount of the Credit Agreement approximates fair value since the Credit Agreement was recently renegotiated at market rates. The carrying amount of mortgage notes approximates their values based on the net present value of cash flows that would be paid on each note over the remaining note term using the Company's current incremental borrowing rate rather than the stated interest rates on the notes.

Interest Rate Swaps

At December 31, 1998, the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $822,000.

18. Healthcare Legislation

      As previously noted, a significant portion of the Company's revenues are derived from the Medicare and Medicaid programs. The Balanced Budget Act of 1997, ("the Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system ("PPS") for skilled services. Under the Act, PPS will be phased in over three cost reporting periods beginning on or after July 1, 1998. Generally, the PPS per diem, which would cover routine service, ancillary and capital related costs, will initially be a blended rate based on
(i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and free-standing (skilled nursing facility) 1995 cost reports, adjusted for case mix and geographic variations in labor costs. The blended rate will be further adjusted by a facility-specific case mix (acuity) index.

      Management believes that revenues will be lower under PPS, however, reductions in therapy costs, use of general purchasing agents and proper documentation of minimum data sets ("MDS") should offset the effect of any rate reductions. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, or that the Company will be able to obtain sufficient cost reductions to offset the reduction in revenues. Decreases in the level of payments or failure to reduce costs could have a material adverse effect on the Company. For the year ended December 31, 1998, the Company derived approximately 22% of its revenue from Medicare at its long-term care facilities.

The Act has also targeted the Medicare home health program for reductions in spending of approximately $16.2 billion over the next five years, also primarily through the implementation of a prospective payment system. An interim payment system ("IPS") will remain in effect until the new prospective payment system is implemented for cost reporting periods beginning on or after October 1, 1999. The interim payment system is effective for cost reporting periods beginning on or after October 1, 1997. Under the IPS, home health agencies, in general, are reimbursed at the lessor of:

     .    Actual costs
     . Per visit cost limits reduced to 105% of the median per visit costs for freestanding home health agencies; or

     . A new blended agency-specific per beneficiary annual limit applied to the agency's unduplicated census count of Medicare patients and based 75% on 98% of reasonable costs for the agency's twelve-month cost reporting period ending during fiscal year 1994 and 25% on 98% of the standardized regional average of these costs in the agency's census region.

The Act also provides that cost limits and per beneficiary limits must be reduced by 15% from the amount that would otherwise be in effect on September 30, 1999, regardless of whether the new prospective payment system is ready for implementation on October 1, 1999.

Implementation of these new limits will effectively reduce reimbursement 15-20% according to industry experts. For the year ended December 31, 1998, the Company derived approximately 7% of its revenues from home health care.

Effective April 10, 1998, regulations were adopted by Health Care Financing Administration, which revise the methodology for determining the reasonable cost for contract therapy services, including physical therapy, respiratory therapy, occupational therapy and speech language pathology. Under the regulations, the reasonable costs for contract therapy services are limited to geographically-adjusted salary equivalency guidelines. However, the revised salary equivalency guidelines will no longer apply when the PPS system applicable to the particular setting for contract therapy services (e.g. skilled nursing facilities, home health agencies, etc.) goes into effect. In most locations the reduced rates have the effect of reducing the amount of reimbursement for an hour of occupational or speech therapy and increasing the amount of reimbursement for and hour of physical and respiratory therapy. The Company believes that such rate reductions will be completely or partially offset by cost reductions, changes in the method of delivering such services and the addition of new therapy contracts. Due to these changes in operations and cost structure and the relative size of the Company's therapy business, the Company does not expect these reimbursement changes to have a material long-term adverse effect on the Company. For the year ended December 31, 1998, the Company derived approximately 14% of its revenues from third-party contract therapy services.

19. Recently Issued Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The effect on the financial statements upon adoption of SFAS 133 has not been determined.

20. Segment Information

In 1998, Centennial adopted SFAS 131. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by services provided. The Company's reportable segments are management services/corporate, long-term care facilities and rehabilitative therapy services. Management fee revenues and all corporate expenses and overhead are recorded in the management services/corporate segment. The long-term care facilities segment provides basic healthcare services to patients in a long-term care setting, including skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. The rehabilitative therapy services segment provides specialty healthcare services, including comprehensive rehabilitation therapy, respiratory therapy and infusion therapy. The "All Other" category represents the Company's hospital services, home health services, and the Company's subsidiary providing intravenous therapy and other services.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies," except that income tax expense is allocated to the segments by an application of the company-wide effective rate to the profit/loss of each segment. Centennial evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, and amortization (EBITDA).

The tables below presents information about EBITDA and total assets used by the chief operating decision maker of Centennial as of and for the years ended December 31, 1998 and 1997:(1)

1998:
(in thousands)              Management        Long-Term      Rehabilitative
                             Services/           Care            Therapy           All       Reconciling
                             Corporate        Facilities        Services          Other         Items                Total
                        ------------------------------------------------------------------------------------     --------------
Revenues                     15,842             248,007           72,255          50,265         (28,724)(2)        357,645
EBITDA                      (11,321)             15,931            9,045           4,259               -             17,914
Total Assets                128,007             143,290           24,684           25,002        (32,611)(3)        288,372

1997:
(in thousands)              Management        Long-Term      Rehabilitative
                             Services/           Care            Therapy           All       Reconciling
                             Corporate        Facilities        Services          Other         Items                Total
                        ------------------------------------------------------------------------------------     --------------
Revenues                       8,237           228,490           52,603         31,174       (16,231)(2)            304,273
EBITDA                        (3,593)           23,877            6,764          5,171             -                 32,219
Total Assets                 109,206           126,130           16,267         18,222       (26,176)(3)            243,649

(1) It was impracticable for the Company to present segment information for fiscal year 1996.
(2) Represents elimination of intersegment revenues
(3) Represents elimination of intersegment receivables and unallocated corporate purchase adjustments

Specified items included in segment profit/loss for the years ended December 31, 1998, and 1997: (1)

1998:
(in thousands)                              Management     Long-Term    Rehabilitative
                                            Services/        Care          Therapy          All
                                            Corporate     Facilities       Services        Other        Total
                                          -------------------------------------------------------------------
Interest revenue                              1,672            88              160          91          2,011
Interest expense                             (2,294)       (5,541)            (630)       (700)        (9,165)
Depreciation and amortization                (2,560)       (4,516)          (1,745)       (471)        (9,292)
Income tax benefit/(expense)                  5,835        (2,325)          (2,664)     (2,350)        (1,504)
Minority interest (net of tax)                 (279)            -                -           -           (279)
Net income (expense)                         (9,126)        3,637            4,167       1,007           (315)

1997:
(in thousands)                              Management     Long-Term    Rehabilitative
                                            Services/        Care          Therapy          All
                                            Corporate     Facilities       Services        Other        Total
                                          -------------------------------------------------------------------
Interest revenue                                467            56               81           32           636
Interest expense                             (3,050)       (4,883)            (263)        (462)       (8,658)
Depreciation and amortization                (1,631)       (3,998)            (858)        (273)       (6,760)
Income tax benefit/(expense)                  3,204        (5,870)          (2,233)      (1,901)       (6,800)
Minority interest (net of tax)                 (252)            -                -            -          (252)
Extraordinary loss (net of tax)                (537)            -                -            -          (537)
Net income (expense)                         (5,798)        9,181            3,492        2,973         9,848

The majority of the Company's revenues come from contracts with third-party payors, primarily Medicare and Medicaid programs. The tables below represent a summary of the Company's revenues from Medicare and Medicaid programs by reporting segment for the years ending December 31, 1998 and 1997: (1)

1998:
(in thousands)      Management    Long-Term      Rehabilitative
                     Services/       Care            Therapy           All                     % of Total
                     Corporate    Facilities        Services          Other        Total        Revenues
                   -----------------------------------------------------------------------------------------
Revenues from:
Medicare               --            77,012             --             8,510        87,522       23.9%
Medicaid               --           119,559             --                --       119,559       33.2%

1997:
(in thousands)      Management    Long-Term      Rehabilitative
                     Services/       Care            Therapy           All                        % of Total
                     Corporate    Facilities        Services          Other         Total          Revenues
                   ------------------------------------------------------------------------------------------
Revenues from:
Medicare               --            68,296            --             4,226          72,522          23.8%
Medicaid               --           111,380            --                --         111,380          36.6%

21. Earnings per Share

In 1997, Centennial adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"). Prior year amounts have been restated in accordance with SFAS 128. Basic earnings per share is computed by dividing income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similarly but reflects the potential dilution that could occur if options were exercised or convertible securities were converted into common stock. The assumption of the conversion of Series A and B Preferred Stock was anti-dilutive during 1996. The accretion and dividends accrued on Series A and B Preferred Stock and the accretion and dividends on Series C Preferred Stock was deducted from net income in the computation of net income applicable to common stock in 1997 and 1996. The following table calculates basic earnings per share and diluted earnings per share at December 31 (in thousands, except per share amounts):

                                                                  1998           1997            1996
                                                               --------       --------        --------
Income (loss) before extraordinary loss ....................   $   (315)      $ 10,385        $  2,779
Deduct: dividends and accretion of preferred stock .......           --          5,874           2,192
                                                               --------       --------        --------
Income (loss) applicable to common stock ...................       (315)         4,511             587
  before extraordinary loss
Extraordinary loss on extinguishment
  of debt ................................................           --           (537)             --
                                                               --------       --------        --------
Income (loss) applicable to common stock ...................       (315)         3,974             587

Average common shares outstanding ........................       11,906          8,289           4,742

Basic earnings per common share:
Income (loss) applicable to common stock
  before extraordinary loss ..............................     $  (0.03)      $   0.54        $   0.12
Extraordinary loss on extinguishment
  of debt ................................................           --          (0.06)             --
                                                               --------       --------        --------

Basic earnings loss per common share .....................     $  (0.03)      $   0.48        $   0.12
                                                               ========       ========        ========

Income (loss) applicable to common stock
  before extraordinary loss ..............................         (315)         4,511             587
Add: Interest savings on convertible debt ................           --             65              --
                                                               --------       --------        --------
                                                                   (315)         4,576             587
Extraordinary loss on extinguishment
  of debt ................................................           --           (537)             --
                                                               --------       --------        --------
Income (loss) applicable to common stock ...................       (315)         4,039             587

Average common shares outstanding ........................       11,906          8,289           4,742
Add:  options ............................................          172            173              40
                                                               --------       --------        --------
Average diluted common shares outstanding.................       12,078          8,462           4,782

Diluted earnings per common share:
Income (loss) applicable to common stock
  before extraordinary loss ..............................     $  (0.03)      $   0.54        $   0.12
Extraordinary loss on extinguishment
  of debt ................................................           --          (0.06)             --
                                                               --------       --------        --------
Diluted earnings (loss) per common share .................     $  (0.03)      $   0.48        $   0.12
                                                               ========       ========        ========

22. Subsequent Events

      On January 1, 1999, Centennial acquired leasehold interests in six nursing facilities, totaling 795 licensed available beds, located in Massachusetts.

      In January 1999, the Company acquired a leasehold interest in Hunter Woods Nursing and Rehabilitation Center, a 130-bed facility located in Charlotte, North Carolina. This facility was previously managed by the Company.

      In January 1999, the Company acquired a leasehold interest in Choctaw County Medical Center, a facility with 68 nursing home beds and 22 hospital beds, located in Ackerman, Mississippi. This facility was previously managed by the Company.

      On March 26, 1999, the Company received an investigatory subpoena from the Department of Health & Human Services, Office of the Inspector General requesting records in connection with an investigation of possible or otherwise improper claims for payment under Title XVIII (Medicare) of the Social Security Act. The request relates to records for the period January 1, 1994 to the present concerning certain of the Company's internal policies and relates to four long-term care facilities operated by the Company. The Company is not aware of the origin of the investigation or its scope but intends to provide all requested records and cooperate fully with the investigation.

23. Quarterly Financial Information (Unaudited)

      The table below sets forth summarized quarterly financial data for the years ended December 31, 1998 and 1997, (in thousands, except per share amounts):

                                                                              1998
                                                   ------------------------------------------------------
                                                    First        Second          Third           Fourth
                                                    Quarter      Quarter         Quarter         Quarter
                                                   ------------------------------------------------------
Total revenues .............................       $ 87,072       $ 87,900       $ 89,585        $ 93,088
Net income (loss) ..........................          3,826          3,834         (7,363)           (612)
Net income (loss) applicable to common
   shareholders ............................       $  3,826       $  3,834       $ (7,363)       $   (612)
                                                   ========       ========       ========        ========
Net income (loss) applicable to common stock
   per common and common equivalent share:
   Basic: ..................................       $   0.32       $   0.32       $  (0.62)       $  (0.05)
                                                   ========       ========       ========        ========
   Diluted: ................................       $   0.31       $   0.32       $  (0.62)       $  (0.05)
                                                   ========       ========       ========        ========
Weighted average number of common
   stock and common stock equivalents
   outstanding:
   Basic ...................................         11,866         11,910         11,924          11,924
   Diluted .................................         12,202         12,215         11,942          11,944
Common stock market prices:
   High ....................................       $ 25.125       $ 25.000       $ 20.375        $ 15.500
   Low .....................................       $ 19.625       $ 16.438       $  7.500        $  7.375

                                                                              1997
                                                   ------------------------------------------------------
                                                    First        Second          Third           Fourth
                                                    Quarter      Quarter         Quarter         Quarter
                                                   ------------------------------------------------------
Total revenues ..............................       $ 64,235       $ 71,939       $ 81,946        $ 86,153
Income before extraordinary loss ............          1,241          1,884          3,383           3,877
Extraordinary loss ..........................             --             --           (537)             --
Net income ..................................          1,241          1,884          2,846           3,877
Net income (loss) applicable to common
   shareholders .............................       $    454       $  1,452       $ (1,808)       $  3,877
                                                    ========       ========       ========        ========

Net income (loss) applicable to common stock per
   common and common equivalent share:
   Basic:
     Income (loss) applicable to common stock
       before extraordinary loss ............       $   0.09       $   0.30       $  (0.11)       $   0.33
     Extraordinary loss on extinguishment of
       debt .................................             --             --          (0.05)             --
                                                    --------       --------       --------        --------
     Income (loss) applicable to common stock       $   0.09       $   0.30       $  (0.16)         $.0.33
                                                    ========       ========       ========        ========
   Diluted:
     Income (loss) applicable to common stock
       before extraordinary loss ............       $   0.09       $   0.30       $  (0.10)       $   0.32
     Extraordinary loss on extinguishment of
       debt .................................             --             --          (0.05)             --
                                                    --------       --------       --------        --------
     Income (loss) applicable to common stock       $   0.09       $   0.30       $  (0.15)       $   0.32
                                                    ========       ========       ========        ========

Weighted average number of common
   stock and common stock equivalents
   outstanding:
   Basic ....................................          4,789          4,789         11,579          11,864
   Diluted ..................................          4,827          4,828         11,870          12,188

Common stock market prices:
   High .....................................            N/A            N/A       $ 23.000        $ 25.125
   Low ......................................            N/A            N/A       $ 16.000        $ 18.125

Net income for the fourth quarter of 1998 was reduced by approximately $1.2 million to establish a $2.0 million reserve against 1996 related party income under appeal with the Company's Medicare intermediary.

                        CENTENNIAL HEALTHCARE CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997 and 1996
                             (Dollars in Thousands)

                                   Balance at       Charged to     Charged to                            Balance at
                                  Beginning of       Cost and        Other                                End of
          Descriptions                Year           Expense        Accounts               Other           Year
          ------------            ------------      ----------      --------             ---------       ----------
Year ended
  December 31, 1998
  Allowance for doubtful
  accounts (deducted
  from accounts
  receivable) ..........          $    2,998       $    1,432       $(1,874)(1)          $    2,407(4)    $ 4,963
                                  ==========       ==========       =======              ==========       =======

Year ended
  December 31, 1997
  Allowance for doubtful
  accounts (deducted
  from accounts
  receivable) ..........          $    2,472       $      863         $(637)(1)          $      300(2)     $ 2,998
                                  ==========       ==========         =====              ==========        =======

Year ended
  December 31, 1996
  Allowance for doubtful
  accounts (deducted
  from accounts
  receivable) ..........          $    5,912       $      851       $(2,983)(1)          $   (1,308)(3)    $ 2,472
                                  ==========       ==========       ==========           ==========        =======

(1) Accounts receivable that were previously reserved that were directly written-off to allowance for doubtful accounts.
(2)   Allowance transferred from notes receivable
(3) Due to reclassification of accounts receivable to notes receivable and related reserve.
(4) Allowance on accounts receivable purchased during 1998 in connection with several nursing facility acquisitions.

                                 Exhibit Index



Exhibit                           Description
-------    --------------------------------------------------------------------
 2.1 -- Agreement and Plan of Merger between Cougar Holdings Corporation, Cougar Acquisition Corporation and the Company, dated October 22, 1998 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 28, 1998.)

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

 4.1 -- Third Amended and Restated Articles of Incorporation of the Company, including, without limitation Article III and Article VII (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.1   --  WelCare International, Inc. 1994 Employee Stock Option Plan
           (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.2   --  WelCare International, Inc. 1996 Executive Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.3   --  WelCare International, Inc. 1996 Employee Stock Option Plan
           (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.4   --  Centennial HealthCare Corporation 1997 Stock Plan (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.5   --  Amended and Restated Employment Agreement between Welcare
           International, Inc. and J. Stephen Eaton dated December 31, 1995 (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.6   --  Amended and Restated Employment Agreement between Paragon
           Rehabilitation, Inc. and Laurence W. Lepley, Jr. dated as of January 1, 1998 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
           1997).

10.7   --  Registration Rights Agreement dated December 31, 1995 by and between the Company and the Shareholders as defined therein, as amended (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.8   --  Lease between Grant Park Nursing Home L.P. and WelCare Acquisition
           Corp. n/k/a Centennial Acquisition Corporation ("CAC") commencing on January 1, 1998 (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.9   --  Amended and Restated Lease Agreement by and between Aston Woods
           Limited Partnership and WelCare/Ashton Properties, Inc. n/k/a Centennial /Ashton Properties Corporation ("CAPC"), dated December 20, 1994 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.10  --  Second Amended and Restated Lease Agreement by and between SBT
           Healthcare Properties, L.P. and CHPC dated October 1, 1998 (incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1998)

10.11  --  Second Amendment to Certain Operative Agreements by and among the
           Company, certain subsidiaries of the Company as Guarantors, First Security Bond, National Association, as Owner Trustee, the various banks and lending institutions named therein as the Lenders, First Union Capital Markets, as Syndication Agent and Nations Bank, N.A., as agent.

10.12  --  Amendment No. 2 to the Third Amended and Restated Credit Agreement by
           and among the Company and its subsidiaries and the lenders identified therein dated as of December 30, 1998

10.13  --  Operating Lease by and between Health Care Property Investors, Inc.
           and Cardinal of Indiana, Inc., as amended by that certain Amendment to Operating Lease dated November 1, 1993, as amended by that certain Second Amendment to Operating Lease dated April 1, 1994, as amended by that certain Third Amendment to Operating Lease dated March 31, 1995, as amended by that certain Fourth Amendment to Operating Lease dated January 1, 1996, as assigned (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.14  --  Lease Agreement by and between Healthcare Realty Trust Incorporated and Cardinal Development Co., Inc. ("Cardinal"), as amended by that certain Amendment Number One to Lease Agreement dated November 1, 1993, as assigned to TMP pursuant to that certain Lease Agreement, Consent and Release dated March 1, 1994 (incorporated by reference to
           Exhibit 10.16 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.15  --  Lease Agreement by and between House Investments - Nursing Homes
           Partners T and THP dated November 1, 1993 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.16  --  Operating Lease by and between HCPI Charlotte, Inc. and TMP dated
           June 19, 1995 (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.17  --  Amended and Restated Management Agreement by and between Montclair
           Medical Investors, Ltd., and CHMC dated January 1, 1995 (incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

11.1   --  Statement Regarding computation of Per Share Earnings

21.1   --  List of Subsidiaries

27.1   --  Financial Data Schedule

99.1   --  Cautionary Statements Regarding Forward-Looking Statements