Form 10-Q
period 1999-03-31
CENTENNIAL HEALTHCARE CORP
filed 1999-05-18
CIK 1035118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   March 31, 1999
                                         ------------------
                                      OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to

                        Commission file number       000-22771
                                               ---------------------



                       CENTENNIAL HEALTHCARE CORPORATION
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                      Georgia                  58-1839701
   ------------------------------------------------------------------------
         (State or other jurisdiction       (I.R.S. Employer
        of incorporation or organization)  (identification No.)


        400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346
       ----------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)


       Registrant's telephone number, including area code   770-698-9040
                                                           -------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No
                                       -----       -----

  Indicated the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  There were 11,923,618 shares of Common Stock outstanding as of May 10, 1999

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21

Item 2.  Changes in Securities and Use of Proceeds                           21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                    21

Signatures                                                                   23

ITEM I - FINANCIAL STATEMENTS



              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                   MARCH 31,             DECEMBER 31,
                                                                                      1999                   1998
                                                                                  ----------             ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents....................................................   $   2,991              $    8,087
  Patient accounts receivable and third-party payor settlements, net of allowance for doubtful accounts of approximately
   $4,900 and $5,000...........................................................     100,934                  99,910
  Other receivables............................................................       4,011                   4,382
  Deferred income taxes........................................................       3,738                   3,738
  Prepaid expenses and other current assets....................................       3,393                   2,250
                                                                                  ----------             ------------
      Total current assets.....................................................     115,067                 118,367

  Property and equipment, net..................................................      74,802                  74,813
  Intangible assets, net.......................................................      39,604                  40,104
  Notes receivable and other assets............................................      58,139                  55,088
                                                                                  ----------             ------------

      Total assets.............................................................   $ 287,612              $  288,372
                                                                                  ==========             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.....................................   $  41,292              $   48,976
  Other current liabilities....................................................      18,297                  12,816
                                                                                  ----------             ------------
      Total current liabilities................................................      59,589                  61,792
Long-term debt, less current maturities........................................     113,579                 112,849
Other long-term liabilities....................................................         149                      48
                                                                                  ----------             ------------
                                                                                    173,317                 174,689

Commitments and contingencies
Shareholders' equity:
  Common stock with par value of $ 01; 50,000,000 shares
       authorized; 11,923,618 shares issued
       and outstanding.........................................................         119                     119
  Paid-in capital..............................................................     102,015                 102,015
  Retained earnings............................................................      12,511                  11,899
                                                                                  ----------             ------------
                                                                                    114,645                 114,033
Note receivable from shareholder...............................................        (350)                   (350)
                                                                                  ----------             ------------
      Net shareholders' equity.................................................     114,295                 113,683
                                                                                  ----------             ------------
      Total liabilities and shareholders' equity...............................   $ 287,612              $  288,372
                                                                                  ==========             ===========

See accompanying notes to condensed consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     Three Months
                                                                    Ended March 31,
                                                                 --------------------
                                                                   1999         1998
                                                                 --------    --------
Revenues:
  Net patient service revenues ...............................   $ 95,652    $ 83,379
  Management fees and other revenues .........................      2,393       3,693
                                                                 --------    --------
    Total revenues ...........................................     98,045      87,072
                                                                 --------    --------

Expenses:
  Facility operating expenses:
      Salaries, wages and benefits ...........................     47,988      41,572
      Other operating expenses ...............................     29,553      24,698
  Lease expense ..............................................      7,845       5,409
  Corporate administrative costs .............................      5,946       4,943
  Depreciation and amortization ..............................      2,917       2,283
  Terminated merger transaction costs ........................        600          --
                                                                 --------    --------
     Total operating expenses ................................     94,849      78,905
                                                                 --------    --------
                                                                    3,196       8,167
                                                                 --------    --------
Other income (expense):
   Interest income ...........................................        473         121
   Interest expense ..........................................     (2,498)     (1,913)
                                                                 --------    --------
      Total other expense ....................................     (2,025)     (1,792)
                                                                 --------    --------
                                                                    1,171       6,375
Provision for income taxes ...................................        480       2,486
                                                                 --------    --------
Income before minority interest ..............................        691       3,889
Minority interest in net income of subsidiary,
  net of income taxes ........................................        (79)        (63)
                                                                 --------    --------

Net income ...................................................   $    612    $  3,826
                                                                 ========    ========
Net income per common stock and common stock equivalent share:
 Basic .......................................................   $   0.05    $   0.32
                                                                 ========    ========
 Diluted .....................................................   $   0.05    $   0.32
                                                                 ========    ========

Weighted average number of common stock and
  common stock equivalents outstanding
 Basic .......................................................     11,924      11,866
                                                                 ========    ========
 Diluted .....................................................     11,956      12,202
                                                                 ========    ========


See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                                                            NOTE
                                                   COMMON STOCK                                          RECEIVABLE
                                           ------------------------------    PAID-IN       RETAINED         FROM
                                              SHARES           AMOUNT        CAPITAL       EARNINGS      SHAREHOLDER      NET
                                           --------------   -------------   -----------   ----------    ------------   ----------
Balance at December 31, 1998............           11,923   $         119   $   102,015   $   11,899    $       (350)  $  113,683
Net income..............................                -               -             -          612               -          612
                                           --------------   -------------   -----------   ----------    ------------   ----------
Balance at March 31, 1999...............           11,923   $         119   $   102,015   $   12,511    $       (350)  $  114,295
                                           ==============   =============   ===========   ==========    ============   ==========

See accompanying notes to condensed consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                  --------------------
                                                                                     1999        1998
                                                                                  --------    --------
Operating Activities:
  Net income ..................................................................   $    612    $  3,826

  Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization ...........................................      2,917       2,283
      Deferred income taxes ...................................................         --          --
      Consulting expenses offset against note receivable ......................         31          31
      Minority interest .......................................................        134         103
      Provision for doubtful accounts .........................................        362         152
      Change in assets and liabilities:
         Accounts receivable ..................................................       (403)     (7,303)
         Prepaid expenses and other assets ....................................     (1,008)     (4,876)
         Accounts payable, accrued liabilities and other current liabilities ..     (7,868)       (391)
         Other ................................................................         51         (11)
                                                                                  --------    --------
             Cash used in operating activities ................................     (5,172)     (6,186)
                                                                                  --------    --------

Investing Activities:
  Purchases of property and equipment .........................................     (1,666)     (2,553)
  Notes receivable and other assets, net of repayments ........................     (2,664)     (6,376)
  Other .......................................................................     (1,208)       (220)
                                                                                  --------    --------
             Cash used in investing activities ................................     (5,538)     (9,149)
                                                                                  --------    --------


Financing Activities:
  Proceeds from the exercise of stock options .................................         --         120
  Proceeds from borrowings ....................................................     10,000      15,200
  Distributions paid to minority partners .....................................        (74)        (74)
  Borrowings from related party, net of repayments ............................        (42)        (75)
  Principal payments on long-term debt ........................................     (4,270)       (221)
                                                                                  --------    --------

             Cash provided by financing activities ............................      5,614      14,950
                                                                                  --------    --------

Net decrease in cash and cash equivalents .....................................     (5,096)       (385)

Cash and cash equivalents, beginning of period ................................      8,087       4,011
                                                                                  --------    --------

Cash and cash equivalents, end of period ......................................   $  2,991    $  3,626
                                                                                  ========    ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1999

NOTE 1 - BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and notes thereto contained in Centennial HealthCare Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission (Commission File No. 000-22771).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999 or any interim period.

Certain amounts in the 1998 financial statements of Centennial HealthCare Corporation ("Centennial" or the "Company") have been reclassified for comparative purposes.


NOTE 2 - EARNINGS PER SHARE

The calculation of earnings per share is as follows (in thousands, except per share amounts):

                                                              Three Months Ended
                                                                   March 31,
                                                                1999      1998
                                                              --------  --------

Net income................................................... $    612  $  3,826

Weighted average common shares outstanding...................   11,924    11,866

Basic Earnings Per Common Share.............................. $   0.05  $   0.32
                                                              ========  ========

Net income................................................... $    612  $  3,826
Interest savings on convertible debt (net of tax)............        -        24
                                                              --------  --------
Income applicable to common stock............................      612     3,850

Weighted average common shares outstanding...................   11,924    11,866
Dilutive effect of stock options.............................       32       336
                                                              --------  --------
Average diluted common shares outstanding....................   11,956    12,202

Diluted Earnings Per Common Share............................ $   0.05  $   0.32
                                                              ========  ========

Net income before nonrecurring charges of $600,000 ($354,000 net of tax) approximated $966,000 or $0.08 per share (diluted) for the quarter ended March 31, 1999.

NOTE 3 - FACILITY ACQUISITIONS

Effective January 1999, Centennial acquired leasehold interests in six nursing facilities, totaling 795 licensed available beds, located in Massachusetts.

Also effective January 1999, the Company acquired leasehold interests in two facilities that were previously managed by the Company: Hunter Woods Nursing and Rehabilitation Center ("Hunter Woods"), a 130-bed facility located in Charlotte, North Carolina and Choctaw County Medical Center ("Choctaw"), a facility with 68 nursing home beds and 22 hospital beds, located in Ackerman, Mississippi.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 1998, Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The effect on the financial statements upon adoption of SFAS 133 has not been determined.

NOTE 5 - SEGMENT INFORMATION

In 1998, Centennial adopted Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information".
SFAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position.

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

Centennial evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and rent (EBITDAR).

The tables below presents information about EBITDAR and total assets used by the chief operating decision maker of Centennial as of and for the three months ended March 31, 1999 and 1998:

March 31, 1999:
(in thousands)     Management      Long-Term     Rehabilitative
                    Services/         Care          Therapy          All       Reconciling
                    Corporate      Facilities       Services        Other         Items               Total
                 ----------------------------------------------------------------------------     ---------------
Revenues                2,544         77,393           10,038      15,443          (7,373)(1)          98,045
EBITDAR                (2,390)        14,558             (382)      2,172               -              13,958
Total Assets          128,592        138,802           20,418      26,855         (27,055)(2)         287,612


March 31, 1998:
(in thousands)     Management      Long-Term     Rehabilitative
                    Services/         Care          Therapy          All       Reconciling
                    Corporate      Facilities       Services        Other         Items               Total
                 ----------------------------------------------------------------------------     ---------------
Revenues                3,784         60,116           17,717      10,942          (5,487)(1)          87,072
EBITDAR                   675         11,749            2,190       1,245               -              15,859
Total Assets          122,706        128,296           18,798      19,571         (27,433)(2)         261,938

(1)  Represents elimination of intersegment revenues
(2) Represents elimination of intersegment receivables and unallocated corporate purchase adjustments

Specified items included in segment profit/loss for the three months ended March 31, 1999 and 1998:

March 31, 1999:
(in thousands)                                 Management   Long-Term    Rehabilitative
                                               Services/       Care         Therapy        All
                                               Corporate    Facilities      Services      Other      Total
                                              ----------------------------------------------------------------
Interest revenue                                    426           14             20        13          473
Interest expense                                   (925)      (1,241)          (158)     (174)      (2,498)
Depreciation and amortization                    (1,105)      (1,221)          (465)     (126)      (2,917)
Income tax benefit/(expense)                      1,799       (2,064)           459      (674)        (480)
Minority interest (net of tax)                      (79)           -              -         -          (79)
Net income (expense)                             (2,668)       2,970           (661)      971          612

March 31, 1998:
(in thousands)                                 Management   Long-Term   Rehabilitative
                                               Services/       Care        Therapy        All
                                               Corporate    Facilities     Services      Other      Total
                                              ----------------------------------------------------------------

Interest revenue                                     79           3              38         1          121
Interest expense                                   (269)     (1,311)           (158)     (175)      (1,913)
Depreciation and amortization                      (655)     (1,059)           (461)     (108)      (2,283)
Income tax benefit/(expense)                        194      (1,751)           (595)     (334)      (2,486)
Minority interest (net of tax)                      (63)          -               -         -          (63)
Net income (expense)                               (366)      2,738             931       523        3,826

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of March 31, 1999, the Company had $80.0 million outstanding and approximately $3.2 million available under its Senior Credit Facility with First Union National Bank, NationsBank, N.A., as agents and lenders and the other lenders named therein, (the "Senior Credit Facility"), net of issued standby letters of credit of approximately $6.8 million.

By agreement dated May 14, 1999, the Company obtained a waiver of compliance with the financial covenant in Section 5.16 (Adjusted Total Debt to Adjusted EBITDAR) of the Senior Credit Facility. With this waiver, the Company is in full compliance with all covenants of the Senior Credit Facility.

Under the provisions of the Senior Credit Facility, Centennial is required to hedge a portion of its floating rate debt outstanding under the Senior Credit Facility. Accordingly, the Company has entered into interest rate swap agreements with certain lenders providing bank financing under the Senior Credit Facility. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on $38.0 million in principal at an average fixed rate of 5.61% per annum for an average maturity of 4.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by these counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the condensed consolidated financial statements since they are accounted for as hedges. At March 31, 1999, the estimated fair value of the interest rate swap agreements based on current market rates, approximated a net payable of $347,000.

On March 26, 1999 the Company received an investigatory subpoena from the Department of Health and Human Services, Office of Inspector General, requesting records in connection with an investigation of possible or otherwise improper claims for payment under Title XVIII (Medicare) of the Social Security Act. The request relates to records for the period January 1, 1994 to the present concerning certain of the Company's internal policies and relates to four long-term care facilities operated by the Company. The Company is cooperating in this investigation and is currently providing the requested records.

NOTE 7 - SUBSEQUENT EVENTS

On October 22, 1998, Centennial announced that its Board of Directors had approved the sale of the Company for $16.00 per share in cash to a new company, (Centennial HealthCare Holdings Corporation), formed by Welsh, Carson, Anderson & Stowe, whose affiliates currently hold approximately 23% of the Company's common stock. The Company entered into an Agreement and Plan of Merger with Centennial HealthCare Holdings Corporation (the "Merger Agreement") on October 22, 1998.

On April 2, 1999, Centennial HealthCare Holdings Corporation notified the Company that it was terminating the Merger Agreement with the Company. Through March 31, 1999, the Company had expensed approximately $4.2 million in transaction costs associated with the terminated merger of which $600,000 were expensed during the first quarter of 1999. The Company does not anticipate any further accruals of merger costs.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Statements of Operations for the three-month period ended March 31, 1999 and 1998.

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

GENERAL

Centennial HealthCare Corporation ("Centennial" or the "Company") provides a broad range of long-term healthcare services to meet the medical needs of elderly and post-acute patients. The Company provides these services through geographically concentrated networks located in metropolitan and secondary markets throughout the United States. The Company was organized in 1989 as a Georgia corporation and conducts business through its operating subsidiaries. The Company currently operates 108 owned, leased and managed skilled nursing facilities with approximately 11,695 licensed available beds in 21 states and the District of Columbia. The Company provides basic and specialty healthcare services. Basic services include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. Specialty services include comprehensive rehabilitation therapy, respiratory therapy, ventilator care, infusion therapy, wound care, home health care and other subacute and specialty services. As components of its specialty services, at March 31, 1999, Centennial provided rehabilitation therapy services on a contract basis to third-party owned and Company-operated skilled nursing facilities pursuant to 155 internal and external contracts and provided home health care services through 24 licensed home health offices.

Effective January 1999, Centennial acquired leasehold interests in six nursing facilities, totaling 795 licensed available beds, located in Massachusetts, (the "Flatley Facility Leases").

Effective January 1999, the Company acquired leasehold interests in two facilities that were previously managed by the Company: Hunter Woods Nursing and Rehabilitation Center, a 130-bed facility located in Charlotte, North Carolina, and Choctaw County Medical Center, a facility with 68 nursing home beds and 22 hospital beds, located in Ackerman, Mississippi. Together, these two facilities are hereafter referred to as the "New Facility Leases".

In August 1998, the Company began leasing four skilled nursing facilities totaling 349 licensed available beds, located in Mississippi, North Carolina, Arkansas and Wisconsin. One of these facilities was previously managed by the Company. In October 1998, the Company began leasing six skilled nursing facilities totaling 608 licensed available beds, located in Florida, Arkansas, Kansas, and Wisconsin. In November 1998, the Company began leasing four skilled nursing facilities totaling 675 licensed available beds, located in Florida and Missouri. Together, these transactions are hereafter referred to as the "1998 Facility Leases".

In April 1998, the Company entered into management agreements for two skilled nursing facilities, with a total of 174 licensed available beds, located in Virginia.

In October 1998, the Company discontinued its operation of the Wellington Nursing and Rehabilitation Center, ("Wellington"), a 100-bed facility located in Charlotte, North Carolina, through a sub-lease agreement with another operator. The terms of the sublease agreement are consistent with the Company's obligations under its current lease agreement; however, the Company remains obligated under that lease agreement.

In December 1995, as part of the Company's December 31, 1995 merger with Transitional Health Services, Inc., the Company assumed operations of
THS of South Bend, ("South Bend"), a 191-bed skilled nursing facility located in South Bend, Indiana. Prior to its acquisition by the Company, this facility had a history of operating losses, had received negative state licensure surveys, and was in jeopardy of losing its license. The Company was unable to recertify this facility for Medicaid, and management determined that the best course of action was to close the facility. The facility was closed in November 1998. The Company continues to market the facility for sale.

On October 22, 1998 Centennial announced that its Board of Directors had approved the sale of the Company for $16.00 per share in cash to a new company, ("Centennial HealthCare Holdings Corporation"), formed by Welsh, Carson, Anderson and Stowe, whose affiliates currently hold approximately 23% if the Company's common stock (the "Proposed Merger"). The Company entered into an Agreement and Plan of Merger with Centennial HealthCare Holdings Corporation (the "Merger Agreement") on October 22, 1998.

On April 2, 1999, Centennial HealthCare Holdings Corporation notified the Company that it was terminating the Merger Agreement. Through March 31, 1999, the Company had expensed approximately $4.2 million in transaction costs associated with the terminated merger of which $600,000 were expensed during the first quarter of 1999. The Company does not anticipate at this time any further merger costs.

RESULTS OF OPERATIONS

GENERAL

During the third quarter of 1998 and into the first quarter of 1999, the Company made its transition from the cost based Medicare system to the prospective payment system ("PPS"). Under PPS, the Company will be paid a flat rate per patient day adjusted for patient acuity levels and geographical disparities as opposed to the previous cost reimbursed methodology. As anticipated, the advent of PPS has had the effect of reducing Medicare revenue at the Company's nursing facilities on a same store basis during the first quarter of 1999. Likewise, the PPS system had reduced revenue at Paragon Rehabilitation, Inc. ("Paragon") the Company's subsidiary providing rehabilitation therapy to nursing centers, as its customers have sought to re-negotiate therapy contracts under the new Medicare payment criteria. These losses were mitigated to a large degree through various cost cutting measures, increases in efficiency and re-negotiation of nursing center contracts to be more in line with PPS. A more thorough discussion of PPS and other reimbursement changes affecting the Company's current and future operations is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under "Health Care Reform; Reimbursement Issues".

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $83.4 million in the first quarter of 1998 to $95.7 million in the same period in 1999, an increase of $12.3 million or 14.7%. The 1998 Facility Leases contributed approximately $13.4 million to revenues during the first quarter of 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $2.4 million and $9.9 million, respectively, to revenues during the first quarter of 1999. Wellington and South Bend contributed approximately $1.3 million and $1.5 million, respectively, to revenues for the quarter ended March 31, 1998. Same store nursing facility revenues decreased by approximately $5.6 million in the first quarter of 1999 compared to the prior year period due primarily to decreases in Medicare revenues associated with the advent of the Medicare prospective payment system ("PPS"), which went into effect for the majority of the Company's owned and leased nursing facilities on January 1, 1999. Payor mix at the Company's nursing facilities remained consistent during 1999 as compared to 1998. The Company experienced a 20% decrease in its Medicare part A rates and a slight decrease in census on a same store basis during the first quarter of 1999 compared to the prior year period. Revenues from Paragon, the Company's subsidiary providing therapy services, decreased by approximately

$7.0 million in the first quarter of 1999 compared to the prior year period, due in part to the loss of six rehabilitation contracts subsequent to the first quarter of 1998 and a general decrease in average revenue per contract. The decrease in revenue per contract is associated primarily with the pass through effect of Medicare PPS rate decreases affecting Paragon's nursing center customers. Revenues from PTS, the Company's subsidiary providing intravenous therapy and other services, increased by approximately $1.5 million due to increased volume from existing contracts and the expansion of services provided to both the Company's managed nursing facilities and other third parties.

MANAGEMENT FEES AND OTHER REVENUES. Management fees and other revenues decreased from $3.7 million in the first quarter of 1998 to $2.4 million in the first quarter of 1999, a decrease of $1.3 million, or 35.2%. Approximately $330,000 of this decrease was due to the loss of one management contract subsequent to the first quarter of 1998, and approximately $700,000 of this decrease was due to revenue recognized in the first quarter of 1998 for the performance of additional services to certain third party owners during that period.

FACILITY OPERATING EXPENSES. Facility operating expenses increased from $66.3 million in the first quarter of 1998 to $77.5 million in the same period in 1999, an increase of $11.2 million or 17.0%. The 1998 Facility Leases contributed approximately $11.1 million to operating expenses during the first quarter of 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $2.1 million and approximately $7.5 million, respectively, to operating expenses during the first quarter of 1999. Wellington and South Bend contributed approximately $1.5 million and $1.2 million, respectively, to operating expenses for the prior year period ended March 31, 1998. Same store nursing facility operating expenses decreased by approximately $3.6 million in the first quarter of 1999 compared to the prior year period, primarily resulting from decreases in therapy and other ancillary costs associated with the re-negotiation of the Company's ancillary contracts under the PPS methodology, offset in part by additional costs incurred in 1999 associated with PPS training at the Company's nursing facilities. Operating expenses from Paragon decreased by approximately $4.2 million in the first quarter of 1999 compared to the prior year period, due to the cost-cutting measures put in place by management in response to the anticipated loss of revenue associated with PPS. Operating expenses from PTS increased by approximately $1.1 million due to increased volume from existing contracts and the expansion of services provided to both the Company's managed nursing facilities and other third parties.

LEASE EXPENSE. Lease expense increased from $5.4 million in the first quarter of 1998 to $7.8 million in the first quarter of 1999, an increase of approximately $2.4 million, or 45.0%. Lease expense from the 1998 Facility Leases approximated $1.4 million during the first quarter of 1999, while lease expense from the New Facility Leases and the Flatley Facility leases approximated $201,000 and $1.3 million, respectively, in the first quarter of 1999. Wellington and South Bend contributed approximately $156,000 and $210,000, respectively, to lease expense during the prior year period ended March 31, 1998.

CORPORATE ADMINISTRATIVE COSTS. Corporate administrative costs increased from $4.9 million in the first quarter of 1998 to $5.9 million in the first quarter of 1999, an increase of $1.0 million, or 20.3%, which was due primarily to additional overhead incurred to accommodate the 1998 Facility Leases, the New Facility Leases, the Flatley Facility Leases and training and transition to PPS.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $2.3 million in the first quarter of 1998 to $2.9 million in the same period in 1999, an increase of approximately

$634,000, or 27.8%, which was primarily attributable to additional depreciation expense incurred as a result of fixed asset purchases and amortization of management contract acquisition costs.

TERMINATED MERGER TRANSACTION COSTS. During the quarter ended March 31, 1999, the Company recorded $600,000 in expenses associated with the termination of the Proposed Merger.

INTEREST EXPENSE. Interest expense increased from $1.9 million in the first quarter of 1998 to $2.5 million in the first quarter of 1999, an increase of approximately $585,000, or 30.6%, which was primarily attributable to the increase in debt of approximately $28.5 million subsequent to the first quarter of 1998, related to borrowings for working capital.

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased from 39.0% in the first quarter of 1998 to 41.0% in the first quarter of 1999, an increase in the rate of 2.0%. This increase was primarily attributable to an anticipated increase in the Company's average state tax rate due to the Company's expansion into several new states resulting from the Flatley Facility Leases and the 1998 Facility Leases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash during the first quarter of 1999 was borrowings under its Senior Credit Facility with First Union National Bank, NationsBank, N.A., ("NationsBank"), as agents and lenders and the other lenders named therein, (the "Senior Credit Facility"). Cash was used by the Company for capital improvements at several existing facilities, notes receivable and other assets and the day-to-day operations of the Company's business. The Company anticipates utilizing cash from operations (through anticipated reductions of accounts receivable) and anticipated borrowings under the Senior Credit Facility to fund the growth in operations of its existing facilities, the expansion and development of specialty services, and the acquisition or management of additional long-term care facilities and related service providers.

Working capital decreased from $56.6 million at December 31, 1998, to $55.5 million at March 31, 1999, a decrease of $1.1 million. This decrease is comprised primarily of (i) an increase in prepaid expenses of $1.0 million associated with deposits on the Company's 1999 workers compensation premiums,
(ii) increases in accounts receivable of approximately $1.0 million, (iii) increases in current borrowings under the Company's short term working capital line of credit of $5.0 million and (iv) decreases in trade accounts payable (net of decreases in outstanding checks) of approximately $1.9 million. The increase in accounts receivable is comprised of a $8.6 million increase in trade receivables at the Company's long term care facilities associated primarily with 1998 and 1999 facility acquisitions, a $4.0 million decrease in nursing facility settlement receivables associated with the collection of prior year Medicare cost report receivables and exception requests and a $3.6 million decrease in Paragon receivables from third parties.

Notes receivable and other assets increased by approximately $2.7 million during the first quarter of 1999, approximately $1.5 million of which relates to advances to managed facilities. The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $1.7 million or approximately $200 per bed for the three-month period. These expenditures included the expansion of existing facilities and the selected rehabilitation of certain facilities.

During the first quarter of 1999, the Company borrowed a net $1.0 million in working capital loans under the Senior Credit Facility which were utilized primarily to finance capital expenditures at existing facilities and to provide working capital. As of March 31, 1999, the Company had $80.0 million outstanding and approximately $3.2 million available under its Senior Credit Facility, net of issued standby letters of credit of approximately $6.8 million. With a waiver of one provision of the Company's Senior Credit Facility, the Company is in full compliance with all covenants of the Senior Credit Facility.

As noted above, in January 1999, the Company obtained a $5.0 million line of credit from NationsBank, which bears interest at NationsBank's Prime Rate or 2.75% over Libor for selected portions. The line of credit expires May 31, 1999, and has been included in "other current liabilities" in the Company's accompanying Condensed Consolidated Balance Sheets at March 31, 1999. As of March 31, 1999, the Company had $5.0 million outstanding under this agreement.

The Company anticipates meeting its cash flow requirements in the remaining three quarters of 1999 through continued collection of Medicare settlement receivables (which approximated $12.0 million at March 31, 1999), collection of past due trade receivables associated with the 1998 Facility Leases, the Flatley Facility Leases, and the New Facility Leases, and borrowings under its Senior Credit Facility. The Company is also evaluating the possible sale of its interests in certain assets to provide additional liquidity for its day to day operations and future acquisitions.

HEALTH CARE REFORM; REIMBURSEMENT ISSUES

The Balanced Budget Act of 1997, (the "Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities ("SNF's") over the next five years, primarily through the implementation of a Medicare prospective payment system ("PPS") for skilled services. Under the Act, PPS will be phased in over three cost reporting periods beginning on or after July 1, 1998. Recent data from the Congressional Budget Office indicates that the estimated reductions to SNF payments resulting from the implementation of PPS actually approach $16.6 billion.

Generally, the PPS per diem, which covers routine service, ancillary and capital related costs, has initially been a blended rate based on (i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and freestanding SNF 1995 cost reports, adjusted for case mix and geographic variations in labor costs. The blended rate will be further adjusted by a facility-specific case mix (acuity) index.

Management previously indicated a belief that revenues would be lower under PPS, but noted that reductions in ancillary service costs and proper Minimum Data Set ("MDS") documentation should offset the effect of rate reductions. The actual impact of PPS on the Company is dependent on numerous variables, including Medicare census, length of patient stay and patient acuity. The Company can give no assurance that payments under the PPS program in the future will remain at a level comparable to the present or increase, nor can the Company give assurance that the trend in cost reductions or utilization will remain consistent with current levels or improve.

Currently, there are legislative efforts underway to provide relief to SNF providers and restore a portion of the savings estimated in excess of the targeted $9.5 billion. The Company can give no assurance that any of these legislative reforms will be implemented or that additional funds will be provided to SNF providers under Medicare.

The Act has also targeted the Medicare home health program for reductions in spending of approximately $16.2 billion over the next five years, also primarily through the implementation of a prospective payment system. An interim payment system ("IPS") will remain in effect until the new prospective payment system is implemented for cost reporting periods beginning on or after October 1, 1999. The interim payment system is effective for cost reporting periods beginning on or after October 1, 1997. Under the IPS, home health agencies, in general, are reimbursed at the lessor of (i) actual costs, (ii) per visit cost limits reduced to 105% of the median per visit costs for freestanding home health agencies; or
(iii) a blended agency-specific per beneficiary annual limit ("PBL") applied to the agency's unduplicated census count of Medicare patients.

The Act also provides that cost limits and PBL's must be reduced by 15% from the amount that would otherwise be in effect on September 30, 1999, regardless of whether the new prospective payment system is ready for implementation on October 1, 1999. Implementation of these new limits will effectively reduce reimbursement 15-20% according to industry experts.

Provisions of the Act also include limitations on coverage for outpatient therapy services and the inclusion of inpatient therapy services in a per diem payment rate based on an acuity measurement tool which classifies patients into several intensity-based levels of care. The outpatient therapy limits are $1,500 per year for the combination of physical and speech therapy and a separate $1,500 for occupational therapy. For payment purposes, inpatient services are based upon minutes of care delivered and range from 45 minutes per week to a maximum of 720 minutes per week.

The Company continues to be adversely impacted by a lengthening of time between the submission and payment of claims under the Medicare program. Further, the complex statutory framework of Medicare and Medicaid gives rise to substantial areas of administrative rulings and interpretations that may affect payments received by the Company under these programs. The Company can give no assurance that budget constraints and other factors may not also lead states to reduce Medicaid reimbursement to SNF providers or to lengthen the time period between submission of claims and payment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 1998, Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The effect on the financial statements upon adoption of SFAS 133 has not been determined.

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

The second component of the Plan involves the actual remediation and replacement of Business Systems. As of March 31, 1999, substantially all remediation and replacement of internal Business Systems has been completed.

Significant governmental entities, service providers, vendors and suppliers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Year 2000 compliance through questionnaires, interviews, and other available means.

It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $150,000 to $200,000, of which approximately $180,000 has been spent to date. These costs are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be approximately $350,000), substantially all of which has been capitalized, are not included in the above estimates. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on Centennial's results of operations or financial condition.

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

Concurrently with the Plan described above, the Company is developing a contingency plan intended to mitigate the possible disruption in business operations that may result from the Year 2000 Issue, and is developing cost estimates for this plan. Once developed, the contingency plan and related cost estimates will be continually refined as additional information becomes available. Management expects that the contingency plan will be in place by the end of the third quarter of 1999.

The Company's Plan is an ongoing process and the estimates of costs and completion dates for various components of the Plan described above are subject to change.

                          PART II- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As of March 31, 1999, the Company did not have any pending legal proceedings that, based on current information and beliefs, separately or in the aggregate, would be likely to have a material adverse effect on the business or the results of operations of the Company. The Company is, and may be in the future, party to litigation or administrative proceedings which arise in the normal course of its business.

         On March 26, 1999, the Company received an investigatory subpoena from the Department of Health & Human Services, Office of Inspector General, requesting records in connection with an investigation of possible or otherwise improper claims for payment under Title XVIII (Medicare) of the Social Security Act. The request relates to records for the period January 1, 1994 to present and relates to four long-term care facilities operated by the Company. The Company is cooperating in this investigation and is currently providing the requested records.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

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

10.1 Lease Agreement dated as of December 1, 1998 among the Board of Supervisors of Choctaw County, Mississippi and the Board of Trustees of Choctaw County Medical Center, collectively as Lessor, and Centennial HealthCare Investment Corporation, as Lessee

10.2 Lease Assignment Agreement dated as of December 1, 1998 by and between Charlotte Health Investors, L.L.C., Centennial HealthCare Investment Corporation, Elderberry Manor of Mecklenburg, Limited Partnership and Centennial HealthCare Management Corporation

10.3 Promissory Note dated January 6, 1999 from Centennial HealthCare Corporation to NaitonsBank, N.A. in the original principal amount of $5,000,000.

27.1     Financial Data Schedule (for SEC use only)

99.1     Cautionary Statements

(b)      Reports on Form 8-K

On March 18, 1999, the Company filed a Form 8-K/A, amending its previously filed Form 8-K on January 15, 1999 concerning the acquisition of six skilled nursing facilities located in the metropolitan Boston area from Thomas J. Flatley and Charlotte Flatley d/b/a Flatley Rehabilitation & Nursing Centers. This Form 8-K/A provided the required financial statements.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 1999              CENTENNIAL HEALTHCARE CORPORATION

                                 By:  /s/ J. Stephen Eaton
                                      ------------------------------------------
                                      J. Stephen Eaton, Chairman of the Board,
                                      President and Chief Executive Officer


Date:  May 14, 1999              By:  /s/ Alan C. Dahl
                                      ------------------------------------------
                                      Alan C. Dahl, Executive Vice President and
                                      Chief Financial Officer

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

10.1 Lease Agreement dated as of December 1, 1998 among the Board of Supervisors of Choctaw County, Mississippi and the Board of Trustees of Choctaw County Medical Center, collectively as Lessor, and Centennial HealthCare Investment Corporation, as Lessee

10.2 Lease Assignment Agreement dated as of December 1, 1998 by and between Charlotte Health Investors, L.L.C., Centennial HealthCare Investment Corporation, Elderberry Manor of Mecklenburg, Limited Partnership and Centennial HealthCare Management Corporation

10.3 Promissory Note dated January 6, 1999 from Centennial HealthCare Corporation to NationsBank, N.A. in the original principal amount of $5,000,000.

27.1     Financial Data Schedule (for SEC use only)

99.1     Cautionary Statements