Form 10-Q
period 1999-06-30
CENTENNIAL HEALTHCARE CORP
filed 1999-08-16
CIK 1035118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999
                                          -------------
                                      OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________

                             Commission file number   000-22771
                                                   ------------


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

     There were 11,923,618 shares of Common Stock outstanding as of August 13, 1999

                           CENTENNIAL HEALTHCARE INC
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  Financial Statements                                                3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  22

Item 2.  Changes in Securities and Use of Proceeds                          22

Item 3.  Defaults Upon Senior Securities                                    22

Item 4.  Submission of Matters to a Vote of Security Holders                22

Item 5.  Other Information                                                  22

Item 6.  Exhibits and Reports on Form 8-K                                   22

Signatures                                                                  24

ITEM I - FINANCIAL STATEMENTS

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               June 30,               December 31,
                                                                                 1999                     1998
                                                                            --------------           --------------
                         ASSETS
Current assets:
  Cash and cash equivalents.................................................   $  3,503                 $  8,087
  Patient accounts receivable and third-party payor settlements, net of allowance for doubtful accounts of approximately
   $5,100 and $5,000........................................................    102,798                   99,910
  Other receivables.........................................................      3,934                    4,382
  Deferred income taxes.....................................................      3,738                    3,738
  Prepaid expenses and other current assets.................................      3,303                    2,250
                                                                               --------                 --------
      Total current assets..................................................    117,276                  118,367

  Property and equipment, net...............................................     73,717                   74,813
  Intangible assets, net....................................................     35,493                   40,104
  Notes receivable and other assets.........................................     57,318                   55,088
                                                                               --------                 --------

      Total assets..........................................................   $283,804                 $288,372
                                                                               ========                 ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................................   $ 43,837                 $ 48,976
  Other current liabilities.................................................     17,107                   12,816
                                                                               --------                 --------
      Total current liabilities.............................................     60,944                   61,792
Long-term debt, less current maturities.....................................    115,707                  112,849
Other long-term liabilities.................................................        431                       48
                                                                               --------                 --------
                                                                                177,082                  174,689

Commitments and contingencies
Shareholders' equity:
  Common stock with par value of $.01; 50,000,000 shares
      authorized; 11,923,618 shares issued
      and outstanding.......................................................        119                      119
  Paid-in capital...........................................................    102,015                  102,015
  Retained earnings.........................................................      4,938                   11,899
                                                                               --------                 --------
                                                                                107,072                  114,033
Note receivable from shareholder............................................       (350)                    (350)
                                                                               --------                 --------
      Net shareholders' equity..............................................    106,722                  113,683
                                                                               --------                 --------
      Total liabilities and shareholders' equity............................   $283,804                 $288,372
                                                                               ========                 ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three Months                   Six Months
                                                            Ended June 30,                Ended June 30,
                                                         --------------------        -----------------------
                                                           1999        1998            1999           1998
                                                         --------     -------        --------       --------
Revenues:
 Net patient service revenues.........................   $ 97,712     $84,042        $193,364       $167,421
 Management fees and other revenues...................      2,148       3,858           4,540          7,551
                                                         --------     -------        --------       --------
  Total revenues......................................     99,860      87,900         197,904        174,972
                                                         --------     -------        --------       --------
Expenses:
 Facility operating expenses:
   Salaries, wages and benefits.......................     50,488      43,348          98,475         84,920
   Other operating expenses...........................     27,048      23,281          56,602         47,979
 Lease expense........................................      8,223       5,746          16,067         11,155
 Corporate administrative costs.......................      5,975       5,247          11,921         10,190
 Depreciation and amortization........................      3,118       2,379           6,035          4,662
 Terminated merger transaction costs..................          -           -             600              -
 Provision for asset revaluation......................     14,530           -          14,530              -
                                                         --------     -------        --------       --------
   Total operating expenses...........................    109,382      80,001         204,230        158,906
                                                         --------     -------        --------       --------
                                                           (9,522)      7,899          (6,326)        16,066
                                                         --------     -------        --------       --------
Other income (expense):
 Interest income......................................        429         800             903            921
 Interest expense.....................................     (2,910)     (2,316)         (5,408)        (4,229)
                                                         --------     -------        --------       --------
   Total other expense................................     (2,481)     (1,516)         (4,505)        (3,308)
                                                         --------     -------        --------       --------
                                                          (12,003)      6,383         (10,831)        12,758
Provision (benefit) for income taxes..................     (4,488)      2,489          (4,007)         4,975
                                                         --------     -------        --------       --------
Income (loss) before minority interest................     (7,515)      3,894          (6,824)         7,783
Minority interest in net income of subsidiary,
 net of income taxes..................................        (58)        (60)           (137)          (123)
                                                         --------     -------        --------       --------
Income (loss) applicable to common stock..............   $ (7,573)    $ 3,834        $ (6,961)      $  7,660
                                                         ========     =======        ========       ========

Income (loss) applicable to common stock
 per common stock and common stock equivalent share:
 Basic................................................   $  (0.64)    $  0.32        $  (0.58)      $   0.64
                                                         ========     =======        ========       ========
 Diluted..............................................   $  (0.64)    $  0.32        $  (0.58)      $   0.63
                                                         ========     =======        ========       ========

Weighted average number of common stock and
 common stock equivalents outstanding:
 Basic................................................     11,924      11,910          11,924         11,888
                                                         ========     =======        ========       ========
 Diluted..............................................     11,924      12,215          11,924         12,213
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

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                                Note
                                                        Common Stock                                         Receivable
                                                 ---------------------------       Paid-In       Retained       From
                                                   Shares           Amount         Capital       Earnings    Shareholder     Net
                                                 -----------      ----------       -------       --------    -----------   --------

Balance at December 31, 1998............          11,924            $ 119          $102,015      $11,899       $(350)      $113,683
Net loss................................               -                -                 -       (6,961)          -         (6,961)
                                                 -------            -----          --------      -------       -----       --------

Balance at June 30, 1999................          11,924            $ 119          $102,015      $ 4,938       $(350)      $106,722
                                                 =======            =====          ========      =======       =====       ========

See accompanying notes to condensed consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                        Six Months
                                                                                                      Ended June 30,
                                                                                            ----------------------------------
                                                                                              1999                      1998
                                                                                            --------                  --------
Operating Activities:
 Net income (loss)..............................................................            $ (6,961)                 $  7,660
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization................................................               6,034                     4,662
   Deferred income taxes........................................................              (5,373)                        -
   Provision for asset revaluation..............................................              14,530                         -
   Minority interest............................................................                 232                       201
   Provision for doubtful accounts..............................................               1,042                       684
   Change in assets and liabilities:
     Accounts receivable........................................................              (2,948)                  (16,243)
     Prepaid expenses and other assets..........................................                (840)                   (8,100)
     Accounts payable, accrued liabilities and other current liabilities........              (4,961)                    2,337
     Other......................................................................                (323)                       22
                                                                                            --------                  --------
       Cash provided by (used in) operating activities..........................                 432                    (8,777)
                                                                                            --------                  --------
Investing Activities:
  Purchases of property and equipment...........................................              (3,693)                   (3,699)
  Notes and other receivables, net of repayments................................              (4,664)                   (5,447)
  Acquisition of leasehold interest.............................................                (500)                        -
  Payments for debt service reserves............................................                (336)                        -
  Payments for financing and other deferred costs...............................              (2,198)                     (618)
                                                                                            --------                  --------
       Cash used in investing activities........................................             (11,391)                   (9,764)
                                                                                            --------                  --------
Financing Activities:
  Proceeds from the exercise of stock options...................................                   -                       294
  Proceeds from borrowings......................................................              12,432                    21,200
  Distributions paid to minority partners.......................................                (148)                     (148)
  Borrowings from related party, net of repayments..............................                (335)                     (307)
  Principal payments on long-term debt..........................................              (5,574)                     (753)
                                                                                            --------                  --------

      Cash provided by financing activities.....................................               6,375                    20,286
                                                                                            --------                  --------

Net change in cash and cash equivalents.........................................              (4,584)                    1,745

Cash and cash equivalents, beginning of period..................................               8,087                     4,011
                                                                                            --------                  --------

Cash and cash equivalents, end of period........................................            $  3,503                  $  5,756
                                                                                            ========                  ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1999

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999 or any interim period.

Certain amounts in the 1998 financial statements have been reclassified for comparative purposes.

NOTE 2 - EARNINGS PER SHARE

The calculation of earnings per share is as follows (in thousands, except per share amounts):

                                                                 Three Months Ended                          Six Months Ended
                                                                      June 30,                                   June 30,
                                                               1999              1998                   1999             1998
                                                             --------          -------                --------          -------
Income (Loss) applicable to common stock................... $(7,573)           $ 3,834                $(6,961)         $ 7,660

Weighted average common shares outstanding.................  11,924             11,910                 11,924           11,888

BASIC EARNINGS PER COMMON SHARE............................ $ (0.64)           $  0.32                $ (0.58)         $  0.64
                                                            =======            =======                =======          =======

Income (Loss) applicable to common stock................... $(7,573)           $ 3,834                $(6,961)         $ 7,660
Interest savings on convertible debt (net of tax)..........       -                 24                      -               48
                                                             -------           -------                -------          -------
Income (Loss) applicable to common stock................... $(7,573)           $ 3,858                $(6,961)         $ 7,708

Weighted average common shares outstanding.................  11,924             11,910                 11,924           11,888
Dilutive effect of stock options...........................       -                180                      -              200
Conversion of convertible debt.............................       -                125                      -              125
                                                             -------           -------                -------          -------
Average diluted common shares outstanding..................   11,924            12,215                 11,924           12,213

DILUTED EARNINGS PER COMMON SHARE.......................... $  (0.64)          $  0.32                $ (0.58)         $  0.63
                                                             =======           =======                =======          =======

NOTE 3 - FACILITY ACQUISITIONS

In January 1999, Centennial acquired leasehold interests in six nursing facilities, totaling 795 licensed available beds, located in Massachusetts. The total purchase price of $64.0 million was funded under the portion of the Company's Senior Credit Facility with NationsBank, N.A., ("NationsBank") and First Union National Bank, as agents and lenders and the other lenders named therein, (the "Senior Credit Facility"), designated for use in financing certain facility lease transactions, (the "Lease Facility").

Also in January 1999, the Company acquired leasehold interests in two facilities that were previously managed by the Company: Hunter Woods Nursing and Rehabilitation Center, ("Hunter Woods"), a 130-bed facility located in Charlotte, North Carolina and Choctaw County Medical

Center, ("Choctaw"), a facility with 68 nursing home beds and 22 hospital beds, located in Ackerman, Mississippi. The Company paid a total purchase price of $2.5 million for Hunter Woods; there were no lease acquisition costs associated with Choctaw.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by services provided. The Company's reportable segments are management services/corporate, long-term care facilities and rehabilitative therapy services. Management fee revenues and all corporate expenses and overhead are recorded in the management services/corporate segment. The long-term care facilities segment provides basic healthcare services to patients in a long-term care setting, including skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. The rehabilitative therapy services segment includes specialty healthcare services, including comprehensive rehabilitation therapy through the Company's subsidiary Paragon Rehabilitation, Inc. ("Paragon"). The "All Other" category represents the Company's hospital services, home health services, and PTS, Inc. ("PTS"), the Company's subsidiary providing intravenous therapy and other services.

Centennial evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and rent and any noncash, nonrecurring charges (EBITDAR).

The tables below presents information about EBITDAR and total assets used by the chief operating decision maker of Centennial as well as specific items included in segment profit/loss as of and for the three and six month periods ended June 30, 1999 and 1998:

As of and for the six months ended June 30, 1999:
(in thousands)

                                 Management      Long-Term   Rehabilitation
                                  Services/        Care          Therapy          All        Reconciling
                                  Corporate     Facilities      Services         Other          Items        Total
                               ----------------------------------------------------------------------------------------
Revenues                            4,835         157,866         19,722         28,956        (13,475)      197,904
EBITDAR                            (3,723)         30,379            145          4,105              -        30,906
Total Assets                      129,720         135,040         17,195         27,978        (26,129)      283,804

Interest revenue                      844              19             21             19              -           903
Interest expense                   (2,199)         (2,544)          (315)          (350)             -        (5,408)
Lease expense                        (809)        (14,498)          (265)          (495)             -       (16,067)
Depreciation and Amortization      (2,422)         (2,433)          (914)          (266)             -        (6,035)
Minority Interest (net of tax)       (137)              -              -              -              -          (137)
Provision for Asset Revaluation    (1,285)        (10,558)        (2,687)             -              -       (14,530)
Terminated Merger Costs              (600)              -              -              -              -          (600)
Income tax benefit (expense)        4,275            (572)         1,538         (1,234)             -         4,007
Net income (loss)                  (6,056)           (207)        (2,477)         1,779              -        (6,961)

As of and for the six months ended June 30, 1998:
(in thousands)

                                 Management      Long-Term   Rehabilitation
                                  Services/        Care          Therapy          All        Reconciling
                                  Corporate     Facilities      Services         Other          Items        Total
                               ----------------------------------------------------------------------------------------
Revenues                            7,740         119,588         37,368         10,276        (12,298)      174,972
EBITDAR                             1,233          22,630          4,700          3,320              -        31,883
Total Assets                      125,651         132,440         23,024         21,192        (29,367)      272,940

Interest revenue                      807              13             65             36              -           921
Interest expense                     (888)        (2,675)           (315)          (351)             -        (4,229)
Lease expense                        (648)        (9,829)           (228)          (450)             -       (11,155)
Depreciation and Amortization      (1,336)        (2,157)           (945)          (224)             -        (4,662)
Minority Interest (net of tax)       (123)             -               -              -              -          (123)
Income tax benefit (expense)          325         (3,113)         (1,278)          (909)             -        (4,975)
Net income (loss)                    (630)         4,869           1,999          1,422              -         7,660

For the three months ended June 30, 1999:
(in thousands)

                                 Management      Long-Term   Rehabilitation
                                  Services/        Care          Therapy          All        Reconciling
                                  Corporate     Facilities      Services         Other          Items        Total
                               ----------------------------------------------------------------------------------------
Revenues                            2,291         80,474           9,684         13,513         (6,102)       99,860
EBITDAR                            (1,875)        15,826           5,277          1,871              -        16,349

Interest revenue                      419              -               1              9              -           429
Interest expense                   (1,274)        (1,304)           (158)          (174)             -        (2,910)
Lease expense                        (416)        (7,422)           (130)          (255)             -        (8,223)
Depreciation and Amortization      (1,317)        (1,211)           (448)          (142)             -        (3,118)
Minority Interest (net of tax)        (58)             -               -              -              -           (58)
Provision for Asset Revaluation    (1,285)       (10,558)         (2,687)             -              -       (14,530)
Income tax benefit (expense)        2,409          1,492           1,079           (492)             -         4,488
Net income (loss)                  (3,397)        (3,177)         (1,816)           817              -        (7,573)

For the three months ended June 30, 1998:
(in thousands)

                                 Management      Long-Term   Rehabilitation
                                  Services/        Care          Therapy          All        Reconciling
                                  Corporate     Facilities      Services         Other          Items        Total
                               ----------------------------------------------------------------------------------------
Revenues                            3,955         59,472          19,651         11,633         (6,811)       87,900
EBITDAR                               582         10,881           2,511          2,050              -        16,024

Interest revenue                      728             11              27             34              -           800
Interest expense                     (618)        (1,365)           (158)          (175)             -        (2,316)
Lease expense                        (323)        (4,935)           (144)          (344)             -        (5,746)
Depreciation and Amortization        (681)        (1,098)           (484)          (116)             -        (2,379)
Minority Interest (net of tax)        (60)             -               -              -              -           (60)
Provision for Asset Revaluation         -              -               -              -              -             -
Terminated Merger Costs                 -              -               -              -              -             -
Income tax benefit (expense)          107         (1,363)           (683)          (550)             -        (2,489)
Net income (loss)                    (265)         2,131           1,069            899              -         3,834

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Effective May 28, 1999, the Company amended its Senior Credit Facility. As part of the new agreement, the Company transferred $5.7 million of availability under the Lease Facility to the revolver portion. The amendment, coupled with previous 1998 amendments to the Lease Facility, increased the Company's interest rate, which at June 30, 1999 was at 3.0% over LIBOR, and calls for amortization of principal, or reduction in availability, of $5.7 million on December 31, 1999, $11.0 million on December 31, 2000, and $22 million during each of the years ending December 31, 2001 and 2002. As of June 30, 1999, the Company had $82.3 million outstanding and approximately $6.8 million available under the Senior Credit Facility, net of standby letters of credit of approximately $6.7 million. The Company was in full compliance with all covenants of the Senior Credit Facility as of June 30, 1999.

Under the provisions of the Senior Credit Facility, Centennial is required to hedge a portion of its floating rate debt outstanding under the Senior Credit Facility. Accordingly, the Company has entered into interest rate swap agreements with certain lenders providing bank financing under the Senior Credit Facility. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on $38.0 million in principal at an average fixed rate of 5.61% per annum for an average maturity of 4.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by these counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the condensed consolidated financial statements since they are accounted for as hedges. At June 30, 1999, the estimated fair value of the interest rate swap agreements based on current market rates, approximated a net receivable to the Company of $41,000.

In January 1999, the Company obtained a $5.0 million line of credit from Nationsbank, which bears interest at NationsBank's Prime Rate or 3.0% over LIBOR for selected portions, and expired in May 1999. During the second quarter of 1999, the Company negotiated an amendment with Nationsbank which extends the maturity date to December 31, 1999. As of June 30, 1999, the Company had $5.0 million outstanding under this agreement which is included in "other current liabilities" in the Company's accompanying Condensed Consolidated Balance Sheets at June 30, 1999.

On March 26, 1999 the Company received an investigatory subpoena from the Department of Health and Human Services, Office of Inspector General ("OIG"), requesting records in connection with an investigation of possible or otherwise improper claims for payment under Title XVIII (Medicare) of the Social Security Act. The request relates to records for the period January 1, 1994 to December 31, 1998 concerning certain of the Company's internal policies and relates to four long-term care facilities operated by the Company. The Company intends to provide all requested records and cooperate fully with the OIG.

NOTE 7 - TERMINATED MERGER

On October 22, 1998, Centennial announced that its Board of Directors had approved the sale of the Company for $16.00 per share in cash to a new company, ("Centennial HealthCare Holdings Corporation), formed by Welsh, Carson, Anderson & Stowe, whose affiliates currently hold approximately 23% of the Company's common stock.

On April 2, 1999, Centennial HealthCare Holdings Corporation notified the Company that it was terminating the definitive merger agreement. As of June 30, 1999, the Company had expensed approximately $4.2 million in transaction costs associated with the terminated merger. Approximately $600,000 of these costs were expensed during 1999. The Company does not anticipate any further accruals of merger costs.

NOTE 8 - PROVISION FOR ASSET REVALUATION

During the second quarter of 1999, the Company continued its evaluation of the effects of the Medicare Prospective Payment System ("PPS") on the profitability of its nursing centers and ancillary businesses. Based on operational results through six months under PPS, the Company noted that profitability at certain of its nursing centers as well as Paragon, were less than amounts projected in 1998. Accordingly, the Company has recorded write-downs of property and equipment and intangible assets (primarily goodwill) at several of its nursing centers, totaling approximately $1.2 million and $2.8 million, respectively. In addition, the Company wrote-off approximately $2.7 million of goodwill associated with Paragon. The total carrying value of goodwill after the write-down associated with Paragon and the nursing facilities was approximately $17.0 million and $18.5 million, respectively. Amortization expense recorded during the six months ended June 30, 1999, on the fixed assets and intangibles written-off approximates $54,000.

In connection with the Company's facility management agreements for several facilities, the Company has made certain advances for working capital needs. The majority of these centers are start-up or development projects and required additional funding for personnel and other operating costs prior to stabilization. The advances are to be repaid from available cash flow and other funds provided by the owners. It is the Company's policy to periodically review the collectibility of its advances based upon several factors, including the projected cash flow of the respective facility, the value of any collateral held by the Company, the owner's financial position and the underlying asset value of the nursing center. During the first six months of 1999, certain of the Company's managed facilities, primarily in North Carolina, have declined due to deterioration in census and payor mix. In June, 1999, the Company determined that the operational declines noted during 1999 were unlikely to dissipate in the near term and, as a result, the ability of the respective nursing facilities to fully repay cash advanced by the Company was impaired. Accordingly, during the second quarter of 1999, the Company increased its reserve for managed facility advances by $7.8 million. The charge represents the carrying value of advances made to the respective centers considered impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1999, and 1998.

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

GENERAL

Centennial HealthCare Corporation ("Centennial" or the "Company") provides a broad range of long-term healthcare services to meet the medical needs of elderly and post-acute patients. The Company provides these services through geographically concentrated networks located in metropolitan and secondary markets throughout the United States. The Company was organized in 1989 as a Georgia corporation and conducts business through its operating subsidiaries. The Company currently operates 108 owned, leased and managed skilled nursing facilities with approximately 11,734 licensed available beds in 21 states and the District of Columbia. The Company provides basic and specialty healthcare services. Basic services include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. Specialty services may include comprehensive rehabilitation therapy, respiratory therapy, ventilator care, infusion therapy, wound care, home healthcare and other subacute and specialty services. As components of its specialty services, at June 30, 1999, Centennial provided rehabilitation therapy services on a contract basis to third-party owned and Company-operated skilled nursing facilities pursuant to 146 internal and external contracts and provided home healthcare services through licensed home health offices primarily in North Carolina.

In January 1999, Centennial acquired leasehold interests in six nursing facilities, totaling 795 licensed available beds, located in Massachusetts, (the "Flatley Facility Leases").

Also in January 1999, the Company acquired leasehold interests in two facilities that were previously managed by the Company: Hunter Woods Nursing and Rehabilitation Center, a 130-bed facility located in Charlotte, North Carolina, and Choctaw County Medical Center, a facility with 68 nursing home beds and 22 hospital beds, located in Ackerman, Mississippi. Together, these two facilities are hereafter referred to as the "New Facility Leases".

On October 22, 1998, Centennial announced that its Board of Directors had approved the sale of the Company for $16.00 per share in cash to a new company, ("Centennial HealthCare Holdings Corporation"), formed by Welsh, Carson, Anderson and Stowe, whose affiliates currently hold approximately 23% of the Company's common stock, (the "Proposed Merger").

On April 2, 1999, Centennial HealthCare Holdings Corporation notified the Company that it was terminating the definitive merger agreement. As of June 30, 1999, the Company had expensed approximately $4.2 million in transaction costs associated with the terminated merger. Approximately $600,000 of these costs were expensed during 1999. The Company does not anticipate any further accruals of merger costs.

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

In April 1998, the Company entered into management agreements for two skilled nursing facilities, with a total of 174 licensed available beds, located in Virginia. In October 1998, the Company discontinued its operations of Wellington Nursing and Rehabilitation Center, ("Wellington"), a 140-bed facility located in Charlotte, North Carolina through a sub-lease to a third party operator. In November 1998, the Company closed THS of South Bend, ("South Bend"), a 191-bed skilled nursing facility located in South Bend, Indiana. The Company continues to market the South Bend facility for sale and cannot at this time anticipate when, if at any time, it will be successful in its efforts to sell this facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998:

Net patient service revenues. Net patient service revenues increased from $84.0 million in the second quarter of 1998 to $97.7 million in the same period in 1999, an increase of $13.6 million or 16.3%. The 1998 Facility Leases contributed approximately $13.4 million to revenues during the second quarter of 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $2.8 million and approximately $9.9 million, respectively, to revenues during the first quarter of 1999. Wellington and South Bend contributed approximately $1.1 million and $1.4 million, respectively, to revenues for the quarter ended June 30, 1998. Same store nursing facility revenues decreased by approximately $2.5 million in the second quarter of 1999, compared to the prior year period due primarily to decreases in Medicare revenues associated with the advent of the Medicare prospective payment system ("PPS"), which went into effect for the majority of the Company's owned and leased nursing facilities on January 1, 1999. Payor mix at the Company's nursing facilities remained consistent during 1999 as compared to 1998. The Company experienced a decrease in its average Medicare Part A rates during the second quarter of 1999 as well as a slight decrease in census as compared to the prior period on a same store basis. Revenues from Paragon decreased by approximately $8.5 million in the second quarter of 1999 compared to the prior year period, due to the loss of sixteen external contracts subsequent to the second quarter of 1998 and a general decrease in average revenue per contract. The decrease in revenue per contract is associated primarily with the pass through effect of Medicare PPS rate decreases affecting Paragon's nursing center customers. Revenues from PTS, increased by approximately $600,000 due to increased volume from existing contracts and the expansion of services provided to the Company's managed nursing facilities.

Management fees and other revenues. Management fees and other revenues decreased from $3.8 million in the second quarter of 1998 to $2.1 million in the second quarter of 1999, a decrease of $1.7 million, or 44.3%. Approximately $330,000 of this decrease was due to the loss of one management contract subsequent to the second quarter of 1998, and approximately $213,000 of this decrease was due to the conversion of three management contracts to leases subsequent to June 30, 1998. The remaining decrease was attributable to revenue recognized during the second quarter of 1998 for performance of additional services to certain third party owners and declines in 1999 revenues earned under certain management agreements in which the Company's fee is based on facility profits.

Facility operating expenses. Facility operating expenses increased from $66.6 million in the second quarter of 1998 to $77.5 million in the same period in 1999, an increase of $10.9 million or 16.3%. The 1998 Facility Leases contributed approximately $11.0 million to operating expenses during the second quarter of 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $2.4 million and approximately $7.8 million, respectively, to operating expenses during the second quarter of 1999. Wellington and South Bend contributed approximately $1.3 million and $1.4 million, respectively, to operating expenses for the prior year period ended June 30, 1998. Same store nursing facility operating expenses decreased by approximately $2.5 million in the second quarter of 1999 compared to the prior year period, primarily resulting from decreases in therapy and other ancillary costs associated with the re-negotiation of the Company's ancillary contracts under the PPS methodology. These gains were offset in part by additional costs associated with continued PPS training during the second quarter of 1999 at the Company's nursing facilities. Operating expenses from Paragon decreased by approximately $6.5 million in the second quarter of 1999 compared to the prior year period, due to the cost-cutting measures put in place by management in response to the decrease in revenues associated with PPS. Operating expenses from PTS increased by approximately $500,000 due to increased volume from existing contracts and the expansion of services provided to the Company's managed nursing facilities.

Lease expense. Lease expense increased from $5.7 million in the second quarter of 1998 to $8.2 million in the second quarter of 1999, an increase of approximately $2.5 million, or 43.0%. Lease expense from the 1998 Facility Leases approximated $1.6 million during the second quarter of 1999, while lease expense from the New Facility Leases and the Flatley Facility leases approximated $185,000 and $1.3 million, respectively, in the second quarter of 1999. Wellington and South Bend contributed approximately $157,000 and $210,000 to lease expense during the prior year period ended June 30, 1998.

Corporate administrative costs. Corporate administrative costs increased from $5.2 million in the second quarter of 1998 to $5.9 million in the second quarter of 1999, an increase of $728,000, or 13.8%, which was due primarily to additional overhead incurred to accommodate the 1998 Facility Leases, the New Facility Leases, and the Flatley Facility Leases.

Depreciation and amortization. Depreciation and amortization increased from $2.3 million in the second quarter of 1998 to $3.1 million in the same period in 1999, an increase of approximately $739,000, or 31.0%, which was primarily attributable to additional depreciation expense incurred as a result of fixed asset purchases and amortization of management contract and acquisition costs.

Provision for asset revaluation. During the second quarter of 1999, the Company recorded a provision for asset revaluation of approximately $14.5 million. This charge was comprised of a $7.8 million reserve for long-term advances and notes receivable from managed facilities and a write-down of fixed assets and intangible assets of $6.7 million related to certain of the Company's nursing facilities and Paragon.

Interest expense. Interest expense increased from $2.3 million in the second quarter of 1998 to $2.9 million in the second quarter of 1999, an increase of approximately $594,000, or 25.6%, which was primarily attributable to the increase in debt of approximately $24.9 million subsequent to the second quarter of 1998, related to borrowings for working capital.

Provision for income taxes. The Company's effective tax rate increased from 39.0% in the second quarter of 1998 to 41.0% in the second quarter of 1999 (gross of tax benefits associated with nonrecurring second quarter losses), an increase in the rate of 2.0%. This increase was primarily attributable to an anticipated increase in the Company's average state tax rate due to the Company's expansion into several new states resulting from the Flatley Facility Leases and the 1998 Facility Leases.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998:

Net patient service revenues. Net patient service revenues increased from $167.4 million in the first six months of 1998 to $193.3 million in the same period in 1999, an increase of $25.9 million or 15.5%. The 1998 Facility Leases contributed approximately $26.8 million to revenues during 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $5.2 million and $19.8 million, respectively, to revenues during the first six months of 1999. Wellington and South Bend contributed approximately $2.4 million and $2.8 million, respectively, to revenues for the six months ended June 30, 1998. Same store nursing facility revenues decreased by approximately $7.4 million during 1999 compared to the prior year period due primarily to decreases in Medicare revenues associated with the advent of the Medicare prospective payment system ("PPS"), which went into effect for the majority of the Company's owned and leased nursing facilities on January 1, 1999. Payor mix at the Company's nursing facilities remained consistent during 1999 as compared to 1998. The Company experienced a decrease in its average Medicare Part A rates during the first half of 1999 as well as a slight decrease in census as compared to the prior period on a same store basis. Revenues from Paragon decreased by approximately $15.5 million for the first six months of 1999 compared to the prior year period, due to the loss of sixteen external contracts subsequent to the second quarter of 1998 and a general decrease in average revenue per contract. The decrease in revenue per contract is associated primarily with the pass through effect of Medicare PPS rate decreases affecting Paragon's nursing center customers. Revenues from PTS, increased by approximately $2.0 million due to increased volume from existing contracts and the expansion of services provided to the Company's managed nursing facilities.

Management fees and other revenues. Management fees and other revenues decreased from $7.5 million during the first six months of 1998 to $4.5 million for the same period of 1999, a decrease of $3.0 million, or 39.8%.
Approximately $660,000 of this decrease was due to the loss of one management contract subsequent to the second quarter of 1998, and approximately $800,000 of this decrease was due to the conversion of three management contracts to leases subsequent to June 30, 1998. The remaining decrease includes approximately $850,000 attributable to revenue recognized during the second quarter of 1998 for performance of additional services to certain third party owners as well as decreases in 1999 revenues earned under certain management agreements in which the Company's fee is based on facility profits.

Facility operating expenses. Facility operating expenses increased from $132.8 million during the first six months of 1998 to $155.1 million for the same period in 1999, an increase of $22.2 million or 16.7%. The 1998 Facility Leases contributed approximately $22.1 million to operating expenses during 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $4.5 million and approximately $15.3 million, respectively, to operating expenses during the six months ended June 30, 1999. Wellington and South Bend contributed approximately $2.8 million and $2.6 million, respectively, to operating expenses for the prior year period ended June 30, 1998. Same store nursing facility operating expenses decreased by approximately $5.3 million during the first half of 1999 compared to the prior year period, primarily resulting from decreases in therapy and other ancillary costs associated with the re-negotiation of the Company's ancillary contracts under the PPS methodology. These gains were offset in part by additional costs associated with continued PPS training during 1999 at the Company's nursing facilities. Operating expenses from Paragon decreased by approximately $10.6 million in the first six months of 1999 compared to the prior year period, due to cost-cutting measures put in place by management in response to the decrease in revenues associated with PPS. Operating expenses from PTS increased by approximately $1.6 million due to increased volume from existing contracts and the expansion of services provided to the Company's managed nursing facilities.

Lease expense. Lease expense increased from $11.1 million during the six months ended June 30, 1998 to $16.1 million during the same period in 1999, an increase of approximately $4.9 million, or 44.0%. Lease expense from the 1998 Facility Leases approximated $2.9 million during 1999, while lease expense from the New Facility Leases and the Flatley Facility leases approximated $386,000 and $2.5 million, respectively, through June 30, 1999. Wellington and South Bend contributed approximately $313,000 and $420,000 to lease expense during the prior year period ended June 30, 1998.

Corporate administrative costs. Corporate administrative costs increased from $10.2 million in 1998 to $11.9 million during the first six months of 1999, an increase of $1.7 million, or 16.9%, which was due primarily to additional overhead incurred to accommodate the 1998 Facility Leases, the New Facility Leases, and the Flatley Facility Leases.

Depreciation and amortization. Depreciation and amortization increased from $4.7 million during the six months ended June 30, 1998 to $6.0 million in the same period in 1999, an increase of approximately $1.4 million, or 29.4%, which was primarily attributable to additional depreciation expense incurred as a result of fixed asset purchases and amortization of management contract and acquisition costs.

Provision for asset revaluation. During the second quarter of 1999, the Company recorded a provision for asset revaluation of approximately $14.5 million. This charge was comprised of a $7.8 million reserve for long-term advances and notes receivable from managed facilities and a write-down of fixed assets and intangible assets of $6.7 million related to certain of the Company's nursing facilities and Paragon.

Termination Merger Cost. During the first quarter of 1999, the Company accrued $600,000 of transaction costs associated with the proposed merger.

Interest expense. Interest expense increased from $4.2 million in 1998 to $5.4 million in 1999, an increase of approximately $1.2 million, or 27.8%, which was primarily attributable to the increase in debt of approximately $24.9 million subsequent to the second quarter of 1998, related to borrowings for working capital.

Provision for income taxes. The Company's effective tax rate increased from 39.0% for the first six months of 1998 to 41.0% for the same period of 1999 (gross of tax benefits associated with nonrecurring 1999 losses), an increase in the rate of 2.0%. This increase was primarily attributable to an anticipated increase in the Company's average state tax rate due to the Company's expansion into several new states resulting from the Flatley Facility Leases and the 1998 Facility Leases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash during the first quarter of 1999 was borrowings under the Senior Credit Facility. Cash was used by the Company for capital improvements at several existing facilities, notes and advances receivable from certain third parties and payments of deferred costs. The Company anticipates utilizing cash from operations (through anticipated reductions of accounts receivable) and anticipated borrowings under the Senior Credit Facility to fund the growth in operations of its existing facilities, and the expansion and development of specialty services.

During the six months ended June 30, 1999, the Company generated $432,000 in cashflow from operating activities. This was comprised of operating cashflow before noncash charges and changes in assets and liabilities of $9.5 million, an increase in accounts receivable of $2.9 million and decrease in accounts payable of $4.9 million. The increase in accounts receivable is comprised of: (a) a $14.7 million increase in trade receivables at the Company's long-term care facilities, (b) a $6.5 million decrease in nursing facility settlement receivables associated with the collection of prior year Medicare cost report receivables and exception requests and (c) a $4.8 million decrease in Paragon receivables from third parties. The significant increase in trade receivables during the period was due primarily to delays by the Company's intermediary in processing change of ownership packages for the Flatley Facility Leases and the 1998 Facility Leases. The Company was unable to receive any Medicare payments or, in certain states, Medicaid payments, until this process had been completed. By June 30, 1999 the intermediary had completed all change of ownership processing and the Company was beginning to receive payments on most of the facilities in question. As of June 30, 1999, the Company had outstanding Medicaid and Medicare receivables associated with these buildings of approximately $14.6 million. The Company anticipates that significant portions of these balances should be collected during the remaining two quarters of 1999. The decrease in account payable consists of $3.6 million of payments on accounts receivable purchased for the Flatley Facility Leases as of December 31, 1999 and decreases in accrued group health insurance outstanding due to a reduction in turnaround time on processing and payment of health claims.

Notes and other receivables from certain third party owners increased by approximately $4.6 million during the first six months of 1999. The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $3.7 million or approximately $460 per bed for the six month period. These expenditures included the expansion of existing facilities and the selected rehabilitation of certain facilities. Also during the period, the Company paid $2.1 million for deferred costs including loan fees associated with the refinancing of the Senior Credit Facility.

During the first six months of 1999, the Company borrowed a net $7.4 million in working capital loans under the Senior Credit Facility which were utilized primarily to finance capital expenditures at existing facilities and other investing activities. As of June 30, 1999, the Company had $82.3 million outstanding and approximately $6.8 million available under its Senior Credit Facility, net of issued standby letters of credit of approximately $6.7 million.

Effective May 28, 1999, the Company amended its Senior Credit Facility to transfer $5.7 million of availability from the lease portion of its commitment to the revolver. Also included in the amendment are required amortization of principal, or reduction of availability, of approximately $5.7 million, $11.0 million , $22.0 million and $22.0 million during each of the years ended December 31, 1999, 2000, 2001 and 2002, respectively. In January 1999, the Company obtained a $5.0 million Line of Credit from Nationsbank, which bears interest at Nationsbank's Prime rate or 3.0% over Libor for selected portions. Through an amendment during the second quarter of 1999, the Company extended the maturity date of this commitment to December 31, 1999. As of March 31, 1999, the Company had $5.0 million outstanding under this agreement.

The Company's Amended Senior Credit Facility restricts the Company's ability to add new facilities through either acquisitions or leases. Due to these restrictions, the Company is evaluating the market potential of establishing management relationships with investor groups interested in acquiring nursing facilities and outsourcing management. All discussions by the Company with any investor groups are in a preliminary stage and the availability of such management opportunities is uncertain.

The Company anticipates meeting its cash flow requirements in the remaining two quarters of 1999 through continued collection of current billings, Medicare settlement receivables and collection of past due trade receivables associated with the 1998 Facility Leases, the Flatley Facility Leases, and the New Facility Leases. The Company is also evaluating a possible sale of certain assets to provide additional liquidity for its day to day operations and required principal reductions under its Senior Credit Facility.

Depending on the outcome, a settlement of the currently pending investigatory subpoena from the Department of Health and Human Services, office of Inspector General could result in a substantial liability for the Company. Neither the amount or timing of any potential liability can, at this time, be estimated with any reasonable certainty. It is, however, possible that resolution of this investigation could have a material adverse effect on the Company's cash flow, results of operations and consolidated financial position.

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

Management previously indicated a belief that revenues would be lower under PPS, but noted that reductions in ancillary service costs and proper Minimum Data Set ("MDS") documentation should offset the effect of rate reductions. The Company can give no assurance that payments under the PPS program in the future will remain at a level comparable to the present or increase, nor can the Company give assurance that the trend in cost reductions or utilization remain consistent with current levels.

Currently, there are legislative efforts underway to provide relief to SNF providers and restore a portion of the savings estimated in excess of the targeted $9.5 billion. There is no assurance as to the likelihood that these legislative efforts will be successful or, if successful, the timing of their implementation.

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

The Company is in the process of implementing a Year 2000 compliance plan (the "Plan") with the objective of having all of its significant internal Business Systems fully compliant with respect to the Year 2000 Issue by October 1, 1999.

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

The second component of the Plan involves the actual remediation and replacement of Business Systems. As of June 30, 1999, substantially all remediation and replacement of internal Business Systems has been completed.

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

The Company's Plan is an ongoing process and the estimates of costs and completion dates for various components of the Plan described above are based on Management's best estimates using assumptions of future events are subject to change. There can be no assurances that these estimates will be acheived.

SUBSEQUENT EVENT

In July 1999, J. Stephen Eaton, Chief Executive Officer of the Company, and Alan C. Dahl, Chief Financial Officer of the Company, acquired 100% of the general and limited partnership interests in a limited partnership that owns twelve nursing homes currently leased by the Company. These leases were unchanged by this transaction and will remain in place under their existing terms and conditions.

                           PART II- OTHERINFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As of June 30, 1999, the Company did not have any pending legal proceedings that, based on current information and beliefs, separately or in the aggregate, would be likely to have a material adverse effect on the business or the results of operations of the Company. The Company is, and may be in the future, party to litigation or administrative proceedings which arise in the normal course of its business.

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

10.1 Amendment No. 3 to the Third Amended and Restated Credit Agreement by and among the Company and its subsidiaries and the Lenders identified therein dated as of May 29, 1999.

10.2 Third Amendment to the Certain Operative Agreements dated as of May 28, 1999 by and among the Company, certain subsidiaries of the Company as guarantors, First Security Bank National Association, as owner trustee, the various banks and lending institutions named therein as Lenders, First Union Capital Markets, as Syndication Agents, and NationsBank, N.A., as agents.

10.3 Security Agreement dated as of May 28, 1999 by and among the Company, certain subsidiaries of the Company and First Union National Bank, as agent for the Lenders identified therein.

27.1     Financial Data Schedule (for SEC use only)

99.1     Cautionary Statements

(b)      Reports on Form 8-K

On July 20, 1999, the Company filed a Form 8-K concerning changing the Company's independent accountants from PricewaterhouseCoopers, LLP to Arthur Andersen, LLP. On August 3, 1999, the Company filed a Form 8-K/A, amending its previously filed Form 8-K on July 20, 1999, to provide the required letter from PricewaterhouseCoopers, LLP related to the change in the Company's independent accountants.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 16, 1999           CENTENNIAL HEALTHCARE CORPORATION

                                 By: /s/ J. Stephen Eaton
                                     --------------------
                                     J. Stephen Eaton, Chairman of the Board,
                                     President and Chief Executive Officer


Date:  August 16, 1999           By: /s/ Alan C. Dahl
                                     ----------------
                                     Alan C. Dahl, Executive Vice President and
                                     Chief Financial Officer

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

10.1 Amendment No. 3 to the Third Amended and Restated Credit Agreement by and among the Company and its subsidiaries and the Lenders identified therein dated as of May 29, 1999.

10.2 Third Amendment to the Certain Operative Agreements dated as of May 28, 1999 by and among the Company, certain subsidiaries of the Company as guarantors, First Security Bank National Association, as owner trustee, the various banks and lending institutions named therein as Lenders, First Union Capital Markets, as Syndication Agents, and NationsBank, N.A., as agents.

10.3 Security Agreement dated as of May 28, 1999 by and among the Company, certain subsidiaries of the Company and First Union National Bank, as agent for the Lenders identified therein.

27.1      Financial Data Schedule (for SEC use only)

99.1      Cautionary Statements