Form 10-Q
period 1999-09-30
CENTENNIAL HEALTHCARE CORP
filed 1999-11-15
CIK 1035118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 1999
                                       -------------------------------
                                       OR
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

  There were 11,923,618 shares of Common Stock outstanding as of November 10,
1999

                           CENTENNIAL HEALTHCARE INC
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                   Page
                                                                   ----

Item 1.  Financial Statements                                        3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         12


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                           23

Item 2.  Changes in Securities and Use of Proceeds                   23

Item 3.  Defaults Upon Senior Securities                             23

Item 4.  Submission of Matters to a Vote of Security Holders         23

Item 5.  Other Information                                           24

Item 6.  Exhibits and Reports on Form 8-K                            25

Signatures                                                           26

ITEM I - FINANCIAL STATEMENTS

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    September 30,           December 31,
                                                                                        1999                   1998
                                                                                   ---------------       -----------------
                                      ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $  5,800               $  5,046
  Patient accounts receivable and third-party payor settlements, net of allowance for doubtful accounts of approximately
   $5,100 and $5,000 ...............................................................    100,426                 99,910
  Other receivables ................................................................      5,038                  4,382
  Deferred income taxes ............................................................      3,738                  3,738
  Prepaid expenses and other current assets ........................................      3,129                  2,250
                                                                                       --------               --------
      Total current assets .........................................................    118,131                115,326

  Property and equipment, net ......................................................     73,838                 74,813
  Intangible assets, net ...........................................................     34,964                 40,104
  Notes receivable and other assets ................................................     59,540                 55,088
                                                                                       --------               --------

      Total assets..................................................................   $286,473               $285,331
                                                                                       ========               ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..........................................   $ 40,157               $ 45,935
  Other current liabilities ........................................................     25,745                 12,816
                                                                                       --------               --------
      Total current liabilities ....................................................     65,902                 58,751
Long-term debt, less current maturities ............................................    112,357                112,849
Other long-term liabilities ........................................................        457                     48
                                                                                       --------               --------
                                                                                        178,716                171,648

Commitments and contingencies
Shareholders' equity:
  Common stock with par value of $.01; 50,000,000 shares
       authorized; 11,923,618 shares issued
       and outstanding .............................................................        119                    119
  Paid-in capital ..................................................................    102,015                102,015
  Retained earnings ................................................................      5,973                 11,899
                                                                                       --------               --------
                                                                                        108,107                114,033
Note receivable from shareholder ...................................................       (350)                  (350)
                                                                                       --------               --------

      Net shareholders' equity .....................................................    107,757                113,683
                                                                                       --------               --------
      Total liabilities and shareholders' equity ...................................   $286,473               $285,331
                                                                                       ========               ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Three Months                  Nine Months
                                                                              Ended September 30,          Ended September 30,
                                                                              1999           1998           1999           1998
                                                                             -------        -------       --------       --------
Revenues:
  Net patient service revenues...........................................    $96,876        $85,738       $290,241       $253,159
  Management fees and other revenues.....................................      2,899          3,847          7,439         11,398
                                                                             -------        -------       --------       --------
   Total revenues........................................................     99,775         89,585        297,680        264,557
                                                                             -------        -------       --------       --------
Expenses:
  Facility operating expenses:
   Salaries, wages and benefits..........................................     54,980         49,526        149,419        134,446
   Other operating expenses..............................................     22,243         18,828         82,881         66,807
  Lease expense..........................................................      8,433          5,756         24,501         16,911
  Corporate administrative costs.........................................      6,420          5,837         18,341         16,027
  Depreciation and amortization..........................................      3,153          1,912          9,187          6,574
  Loss on closure of nursing facility....................................          -          4,010              -          4,010
  Terminated merger transaction costs....................................          -              -            600              -
  Provision for asset revaluation........................................          -         12,152         14,530         12,152
                                                                             -------        -------       --------       --------
   Total operating expenses..............................................     95,229         98,021        299,459        256,927
                                                                             -------        -------       --------       --------
                                                                               4,546         (8,436)        (1,779)         7,630
                                                                             -------        -------       --------       --------
Other income (expense):
  Interest income........................................................        322            540          1,224          1,461
  Interest expense.......................................................     (3,087)        (2,499)        (8,495)        (6,728)
                                                                             -------        -------       --------       --------
   Total other expense...................................................     (2,765)        (1,959)        (7,271)        (5,267)
                                                                             -------        -------       --------       --------
                                                                               1,781        (10,395)        (9,050)         2,363
Provision for income taxes (income tax benefit)..........................        743         (3,123)        (3,263)         1,852
                                                                             -------        -------       --------       --------
Income (loss) before minority interest...................................      1,038         (7,272)        (5,787)           511
Minority interest in net income of subsidiary,
  net of income taxes....................................................         (3)           (91)          (139)          (214)
                                                                             -------        -------       --------       --------

Income (loss) applicable to common stock.................................    $ 1,035        $(7,363)      $ (5,926)      $    297
                                                                             =======        =======       ========       ========

Income (loss) applicable to common stock
  per common stock and common stock equivalent share:
  Basic..................................................................    $   .09        $ (0.62)      $  (0.50)      $   0.02
                                                                             =======        =======       ========       ========
  Diluted................................................................    $   .09        $ (0.62)      $  (0.50)      $   0.02
                                                                             =======        =======       ========       ========

Weighted average number of common stock and
  common stock equivalents outstanding:
  Basic..................................................................     11,924         11,924         11,924         11,900
                                                                             =======        =======       ========       ========
  Diluted................................................................     11,924         11,942         11,924         12,123
                                                                             =======        =======       ========       ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                         Note
                                               Common Stock                                            Receivable
                                           ---------------------      Paid-In        Retained            From
                                            Shares      Amount        Capital        Earnings          Shareholder         Net
                                           --------    ---------    -----------    -------------     ---------------    ---------
Balance at December 31, 1998............    11,924       $119         $102,015       $11,899              $(350)         $113,683
Net income (loss) ......................         -          -                -        (5,926)                 -            (5,926)
                                            ------       ----         --------       -------              -----          --------

Balance at September 30, 1999...........    11,924       $119         $102,015       $ 5,973              $(350)         $107,757
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

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                          Nine Months
                                                                                       Ended September 30,
                                                                               -----------------------------------
                                                                                     1999                1998
                                                                               ----------------     --------------
Operating Activities:
  Net income (loss)............................................................    $ (5,926)             $    297
  Adjustments to reconcile net income to net cash
       provided by (used in)  operating activities:
      Depreciation and amortization............................................       9,187                 6,574
      Deferred income taxes....................................................      (5,373)               (1,100)
      Provision for asset revaluation..........................................      14,530                12,152
      Consulting expenses offset against note receivable.......................          63                    94
      Minority interest........................................................         238                   350
      Provision for doubtful accounts..........................................       1,270                 1,144
      Change in assets and liabilities:
         Accounts receivable...................................................      (1,938)              (16,431)
         Prepaid expenses and other assets.....................................      (1,892)               (7,471)
         Accounts payable, accrued liabilities and other current liabilities...      (6,384)                3,301
         Other.................................................................        (679)                 (930)
                                                                                   --------              --------
             Cash provided by (used in) operating activities...................       3,096                (2,020)
                                                                                   --------              --------

Investing Activities:
  Purchases of property and equipment..........................................      (4,919)               (5,046)
  Notes and other receivables, net of repayments...............................      (5,464)               (9,422)
  Acquisition of leasehold interest............................................        (500)                 (591)
  Decrease in restricted cash..................................................        (395)                 (531)
  Payments for financing and other deferred costs..............................      (2,853)               (1,964)
                                                                                   --------              --------
             Cash used in investing activities.................................     (14,131)              (17,554)
                                                                                   --------              --------

Financing Activities:
  Proceeds from the exercise of stock options..................................        --                     294
  Proceeds from borrowings.....................................................      15,146                24,200
  Distributions paid to minority partners......................................        (148)                 (222)
  Borrowings from related party, net of repayments.............................        (335)                 (480)
  Principal payments on long-term debt.........................................      (2,874)               (1,065)
                                                                                   --------              --------
             Cash provided by financing activities.............................      11,789                22,727
                                                                                   --------              --------

Net change in cash and cash equivalents........................................         754                 3,153

Cash and cash equivalents, beginning of period.................................       5,046                 4,011
                                                                                   --------              --------

Cash and cash equivalents, end of period.......................................    $  5,800              $  7,164
                                                                                   ========              ========

See accompanying notes to condensed consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999 or any interim period.

Certain amounts in the 1998 financial statements have been reclassified for comparative purposes.


NOTE 2 - EARNINGS PER SHARE

The calculation of earnings per share is as follows (in thousands, except per share amounts):

                                                       Three Months Ended         Nine Months Ended
                                                          September,                September 30,
                                                        1999        1998           1999         1998
                                                       -------     -------        -------      -------
Income applicable to common stock....................  $ 1,035     $(7,362)       $(5,926)     $   297
Weighted average common shares outstanding...........   11,924      11,924         11,924       11,900
BASIC EARNINGS PER COMMON SHARE......................  $  0.09     $ (0.62)       $ (0.50)     $  0.02
                                                       =======     =======        =======      =======
Income applicable to common stock....................  $ 1,035     $(7,362)       $(5,926)     $   297
Weighted average common shares outstanding...........   11,924      11,924         11,924       11,900
Dilutive effect of stock options....................         -          18              -          223
                                                       -------     -------        -------      -------
Average diluted common shares outstanding...........    11,924      11,942         11,924       12,123
DILUTED EARNINGS PER COMMON SHARE....................  $  0.09     $ (0.62)       $ (0.50)     $  0.02
                                                       =======     =======        =======      =======

NOTE 3 - FACILITY ACQUISITIONS

In January 1999, Centennial acquired leasehold interests in six nursing facilities, totaling 795 licensed available beds, located in Massachusetts. The total purchase price of $64.0 million was funded under the portion of the Company's Senior Credit Facility with Bank of America, N.A., ("Bank of America") and First Union National Bank, as agents and lenders and the other lenders named therein, (the "Senior Credit Facility"), designated for use in financing certain facility lease transactions, (the "Lease Facility").

Also, in January 1999, the Company acquired leasehold interests in two facilities that were previously managed by the Company: Hunter Woods Nursing and Rehabilitation Center, ("Hunter Woods"), a 130-bed facility located in Charlotte, North Carolina and Choctaw County

Medical Center, ("Choctaw"), a facility with 68 nursing home beds and 22 hospital beds located in Ackerman, Mississippi. The Company paid a total purchase price of $3.4 million for Hunter Woods comprised of cash of $2.0 million and assumed liabilities of $1.4 million; there were no lease acquisition costs associated with Choctaw.


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

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which desegregates its business by services provided. The Company's reportable segments are management services/corporate, long-term care facilities and rehabilitative therapy services. Management fee revenues and all corporate expenses and overhead are recorded in the management services/corporate segment. The long-term care facilities segment provides basic health care services to patients in a long-term care setting, including skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. The rehabilitative therapy services segment provides specialty health care services, including comprehensive rehabilitation therapy, respiratory therapy and infusion therapy. The "All Other" category represents the Company's hospital services, home health services, and the Company's subsidiary providing intravenous therapy and other services.

Centennial evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, rent and nonrecurring charges (EBITDAR).

The tables below presents information about EBITDAR and total assets used by the chief operating decision maker of Centennial as well as specific items included in segment profit/loss as of and for the three and nine month periods ended September 30, 1999 and 1998:

As of and for the nine months ended September 30, 1999:
(in thousands)

                                            Management      Long-Term     Rehabilitation
                                             Services/        Care            Therapy        All      Reconciling
                                             Corporate     Facilities        Services       Other        Items         Total
                                           ----------------------------------------------------------------------------------------
Revenues                                       7,849        238,347           28,784       41,955       (19,255)      297,680
EBITDAR                                       (5,412)        45,753              981        5,717          --          47,039
Total Assets                                 129,635        136,013           16,609       29,401       (25,185)      286,473

Interest revenue                               1,146             32               22           24          --           1,224
Interest expense                              (3,652)        (3,886)            (473)        (484)         --          (8,495)
Lease expense                                 (1,284)       (22,093)            (395)        (729)         --         (24,501)
Depreciation and Amortization                 (3,691)        (3,668)          (1,407)        (421)         --          (9,187)
Minority Interest (net of tax)                  (139)          --               --           --            --            (139)
Provision for Asset Revaluation               (1,285)       (10,558)          (2,687)        --            --         (14,530)
Terminated Merger Costs                         (600)          --               --           --            --            (600)
Income tax benefit (expense)                   6,056         (2,645)           1,546       (1,694)         --           3,263
Net income (loss)                             (8,861)         2,935           (2,413)       2,413          --          (5,926)


As of and for the nine months ended September 30, 1998:
(in thousands)
                                            Management      Long-Term     Rehabilitation
                                             Services/        Care            Therapy        All      Reconciling
                                             Corporate     Facilities        Services       Other        Items         Total
                                           ----------------------------------------------------------------------------------------
Revenues                                      11,704        181,514           56,196       35,128       (19,985)      264,557
EBITDAR                                        1,208         33,663            7,140        5,266          --          47,277
Total Assets                                 118,129        137,537           34,082       12,409       (30,856)      271,301

Interest revenue                               1,241             84               88           48          --           1,461
Interest expense                              (1,597)        (4,133)            (473)        (525)         --          (6,728)
Lease Expense                                   (972)       (14,901)            (364)        (674)         --         (16,911)
Depreciation and Amortization                 (1,679)        (3,272)          (1,273)        (350)         --          (6,574)
Minority Interest (net of tax)                  (214)          --               --           --            --            (214)
Loss on closure of nursing facility             --           (4,010)            --           --            --          (4,010)
Provision for Asset Revaluation               (7,552)        (3,409)            --         (1,191)         --         (12,152)
Income tax benefit (expense)                   2,716         (1,569)          (1,996)      (1,003)         --          (1,852)
Net income (loss)                             (6,849)         2,453            3,122        1,571          --             297

For the three months ended September 30, 1999:
(in thousands)
                                            Management      Long-Term     Rehabilitation
                                             Services/        Care            Therapy        All      Reconciling
                                             Corporate     Facilities        Services       Other        Items         Total
                                           ----------------------------------------------------------------------------------------
Revenues                                       3,014         80,481            9,062       12,998        (5,780)       99,775
EBITDAR                                       (1,689)        15,373              836        1,612          --          16,132

Interest revenue                                 302             13                1            6          --             322
Interest expense                              (1,453)        (1,341)            (158)        (135)         --          (3,087)
Lease expense                                   (475)        (7,595)            (130)        (233)                     (8,433)
Depreciation and Amortization                 (1,269)        (1,235)            (493)        (156)         --          (3,153)
Minority Interest (net of tax)                    (3)          --               --           --            --              (3)
Income tax benefit (expense)                   1,930         (2,190)             (24)        (459)         --            (743)
Net income (loss)                             (2,657)         3,025               32          635          --           1,035


For the three months ended September 30, 1998:
(in thousands)
                                            Management      Long-Term     Rehabilitation
                                             Services/        Care            Therapy        All      Reconciling
                                             Corporate     Facilities        Services       Other        Items         Total
                                           ---------------------------------------------------------------------------------------
Revenues                                       3,964         61,926           18,828       12,553        (7,686)       89,585
EBITDAR                                          (27)        11,034            2,439        1,948          --          15,394

Interest revenue                                 435             70               23           12          --             540
Interest expense                                (709)        (1,458)            (158)        (174)         --          (2,499)
Lease expense                                   (322)        (5,072)            (136)        (226)                     (5,756)
Depreciation and Amortization                   (343)        (1,116)            (328)        (125)         --          (1,912)
Minority Interest (net of tax)                   (91)          --               --           --            --             (91)
Loss on closure of nursing facility             --           (4,010)            --           --                        (4,010)
Provision for Asset Revaluation               (7,552)        (3,409)            --         (1,191)         --         (12,152)
Income tax benefit (expense)                   2,391          1,544             (718)         (94)         --           3,123
Net income (loss)                             (6,218)        (2,417)           1,122          150          --          (7,363)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

In June 1999, the Company amended its Senior Credit Facility. As part of the new agreement, the Company transferred $5.7 million of availability under the lease portion of its credit facility to the revolver portion. The amendment, coupled with previous 1998 amendments to the Lease Facility, increased the Company's interest rate to 3.0% over LIBOR and calls for amortization of principal, or reduction in availability, of $5.7 million on December 31, 1999, $11.0 million on December 31, 2000, and $22 million during each of the years ending December 31, 2001 and 2002. As of September 30, 1999, the Company had $89.1 million outstanding under its Senior Credit Facility, net of issued standby letters of credit of approximately $6.7 million, with no remaining availability. The Company is in full compliance with all covenants of the Senior Credit Facility as of September 30, 1999.

Under the provisions of the Senior Credit Facility, Centennial is required to hedge a portion of its floating rate debt outstanding under the Senior Credit Facility. Accordingly, the Company has entered into interest rate swap agreements with certain lenders providing bank financing under the Senior Credit Facility. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on $38.0 million in principal at an average fixed rate of 5.61% per annum for an average maturity of 4.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by these counterparties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the condensed consolidated financial statements since they are accounted for as hedges. At September 30, 1999, the estimated fair value of the interest rate swap agreements based on current market rates, approximated a net receivable to the Company of $173,000.

In January 1999, the Company obtained a $5.0 million line of credit from Bank of America, which bears interest at Bank of America's Prime Rate or 3.0% over LIBOR for selected portions, and expires on December 31, 1999. As of September 30, 1999, the Company had $5.0 million outstanding under this agreement which is included in "other current liabilities" in the Company's accompanying Condensed Consolidated Balance Sheets at September 30, 1999.

On March 26, 1999 the Company received an investigatory subpoena from the Department of Health and Human Services, Office of Inspector General ("OIG"), requesting records in connection with an investigation of possible or otherwise improper claims for payment under Title XVIII (Medicare) of the Social Security Act. The request relates to records for the period January 1, 1994 to the present concerning certain of the Company's internal policies and supporting documentation for labor allocations in four long-term care facilities operated by the

Company. The Company has provided all requested records and is cooperating fully with the OIG.


NOTE 7 - TERMINATED MERGER

On October 22, 1998, Centennial announced that its Board of Directors had approved the sale of the Company for $16.00 per share in cash to a new company, ("Centennial HealthCare Holdings Corporation), formed by Welsh, Carson, Anderson & Stowe, whose affiliates currently hold approximately 23% of the Company's common stock.

On April 2, 1999, Centennial HealthCare Holdings Corporation notified the Company that it was terminating the definitive merger agreement. As of September 30, 1999, the Company had expensed approximately $4.2 million in transaction costs associated with the terminated merger. Approximately $600,000 of these costs were expensed during 1999. The Company does not anticipate any further accruals of merger costs.

NOTE 8 - PROVISION FOR ASSET REVALUATION

During the second quarter of 1999, the Company continued its evaluation of the effects of the Medicare Prospective Payment System ("PPS") on the profitability of its nursing centers and ancillary businesses. Based on operational results through six months under PPS, the Company noted that profitability at certain of its nursing centers as well as Paragon, were significantly less than amounts projected in 1998. Accordingly, during the second quarter of 1999, the Company has recorded write-downs of property and equipment and intangible assets (primarily goodwill) at several of its nursing centers totaling approximately $1.2 million and $2.8 million, respectively. In addition, the Company wrote-off approximately $2.7 million of goodwill associated with Paragon. The total carrying value of goodwill after the write-down associated with Paragon and the nursing facilities was approximately $17.0 million and $18.5 million, respectively. Amortization expense recorded during the six months ended June 30, 1999 on the fixed assets and intangibles written-off approximates 54,000.

In connection with the Company's facility management agreements for several facilities, the Company has made certain advances for working capital needs. The majority of these centers are start-up or development projects and require additional funding for personnel and other operating costs prior to stabilization. The advances are to be repaid from available cash flow and other funds provided by the owners. It is the Company's policy to periodically review the collectibility of its advances based upon several factors, including the projected cash flow of the respective facility, the value of any collateral held by the Company, the owner's financial position and the underlying asset value of the nursing center. During the first half of 1999, operating cash flow at several of the Company's managed facilities, primarily in North Carolina, declined due to deterioration in census and payor mix. In June, 1999, the Company determined that the operational declines noted during 1999 were unlikely to dissipate in the near term and, as a result, the ability of the respective nursing facilities to fully repay cash advanced by the Company was impaired. Accordingly, during the second quarter of 1999, the Company increased its reserve for managed facility advances by $7.8 million. The charge represents the carrying value of advances made to the respective centers considered impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998.

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

GENERAL

Centennial HealthCare Corporation ("Centennial" or the "Company") provides a broad range of long-term healthcare services to meet the medical needs of elderly and post-acute patients. The Company provides these services through geographically concentrated networks located in metropolitan and secondary markets throughout the United States. The Company was organized in 1989 as a Georgia corporation and conducts business through its operating subsidiaries. The Company currently operates 101 owned, leased and managed skilled nursing facilities with approximately 10,833 licensed available beds in 21 states and the District of Columbia. The Company provides basic and specialty healthcare services. Basic services include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. Specialty services may include comprehensive rehabilitation therapy, respiratory therapy, ventilator care, infusion therapy, wound care, home health care and other subacute and specialty services. As components of its specialty services, at September 30, 1999, Centennial provided rehabilitation therapy services on a contract basis to third-party owned and Company-operated skilled nursing facilities pursuant to 135 internal and external contracts and provided home health care services through licensed home health offices primarily in North Carolina.

In January 1999, Centennial acquired leasehold interests in six nursing facilities, totaling 795 licensed available beds, located in Massachusetts, (the "Flatley Facility Leases").

Also, in January 1999, the Company acquired leasehold interests in two facilities that were previously managed by the Company: Hunter Woods Nursing and Rehabilitation Center, a 130-bed facility located in Charlotte, North Carolina, and Choctaw County Medical Center, a facility with 68 nursing home beds and 22 hospital beds, located in Ackerman, Mississippi. Together, these two facilities are hereafter referred to as the "New Facility Leases".

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

In April 1998, the Company entered into management agreements for two skilled nursing facilities, with a total of 174 licensed available beds, located in Virginia. In October 1998, the Company discontinued its operations of Wellington Nursing and Rehabilitation Center, ("Wellington"), a 140-bed facility located in Charlotte, North Carolina, through a sub-lease to a third party operator. In November 1998, the Company closed THS of South Bend, ("South Bend"), a 191-bed skilled nursing facility located in South Bend, Indiana, which is currently held for sale. In August 1999, the Company terminated management agreements for six skilled nursing facilities with a total of 862 licensed beds, located in North Carolina.


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998:

Net patient service revenues. Net patient service revenues increased from $85.7 million in the third quarter of 1998 to $96.8 million in the same period in 1999, an increase of $11.1 million or 13.0%. The 1998 Facility Leases contributed approximately $13.1 million to revenues during the third quarter of 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $2.8 million and approximately $10.4 million, respectively, to revenues during the third quarter of 1999. Wellington and South Bend together contributed approximately $2.0 to revenues for the quarter ended September 30, 1998. Same store nursing facility revenues decreased by approximately $5.6 million in the third quarter of 1999 compared to the prior year period due primarily to decreases in Medicare revenues associated with the advent of the Medicare prospective payment system ("PPS") that went into effect for the majority of the Company's owned and leased nursing facilities on January 1, 1999. Payor mix at the Company's nursing facilities remained consistent during 1999 as compared to 1998. The Company experienced a 24% decrease in its average Medicare Part A rates during the third quarter of 1999 as well as a slight decrease in overall occupancy percentage as compared to the prior period. Revenues from Paragon decreased by approximately $8.3 million in the third quarter of 1999 compared to the prior year period, due to the loss of twenty nine external contracts subsequent to the third quarter of 1998 and a general decrease in average revenue per contract. The decrease in revenue per contract is associated primarily with the pass through effect of Medicare PPS rate decreases affecting Paragon's nursing center customers. Revenues from Total Care increased approximately $1.4 million during the third quarter of 1999 associated with an increase in home health visits over third quarter 1998.

Management fees and other revenues. Management fees and other revenues decreased from $3.8 million in the third quarter of 1998 to $2.9 million in the third quarter of 1999, a decrease of $948,000, or 24.6%. Approximately $330,000 of this decrease is due to the loss of one management contract subsequent to the third quarter of 1998, and approximately $263,000 of this decrease is due to the conversion of two management contracts to leases subsequent to September 30, 1998. The remaining decrease is attributable to revenue recognized during the third quarter of 1998 for performance of additional services to certain third party owners and declines in 1999 revenues earned under certain management agreements in which the Company's fee is based on facility profits.

Facility operating expenses. Facility operating expenses increased from $68.3 million in the third quarter of 1998 to $77.2 million in the same period in 1999, an increase of $8.9 million or 12.9%. The 1998 Facility Leases contributed approximately $11.5 million to operating expenses during the second quarter of 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $2.4 million and approximately $8.1 million, respectively, to operating expenses during the third quarter of 1999. Wellington and South Bend combined contributed approximately $2.7 million, respectively, to operating expenses for the prior year period ended September 30, 1998. Same store nursing facility operating expenses decreased by approximately $5.1 million in the third quarter of 1999 compared to the prior year period, primarily resulting from decreases in therapy and other ancillary costs associated with the re-negotiation of the Company's ancillary contracts under the PPS methodology. These gains were offset in part by additional costs associated with continued PPS training during the third quarter of 1999 at the Company's nursing facilities. Operating expenses from Paragon decreased by approximately $6.5 million in the third quarter of 1999 compared to the prior year period, due to the cost-cutting measures put in place by management in response to the decrease in revenues associated with PPS. Expenses from Total Care increased by approximately $1.4 million associated with an increase in home health visits over 1998

Lease expense. Lease expense increased from $5.8 million in the third quarter of 1998 to $8.4 million in the third quarter of 1999, an increase of approximately $2.7 million, or 46.5%. Lease expense from the 1998 Facility Leases approximated $1.6 million during the third quarter of 1999, while lease expense from the New Facility Leases and the Flatley Facility leases approximated $187,000 and $1.3 million, respectively, in the third quarter of 1999. Wellington and South Bend combined contributed approximately $366,000 to lease expense during the prior year period ended September 30, 1998.

Corporate administrative costs. Corporate administrative costs increased from $5.8 million in the third quarter of 1998 to $6.4 million in the third quarter of 1999, an increase of $583,000 or 10.0%. The increase is due primarily to additional overhead incurred to accommodate the 1998 Facility Leases, the New Facility Leases, and the Flatley Facility Leases as well as training and transition costs related to the implementation of PPS.

Depreciation and amortization. Depreciation and amortization increased from $1.9 million in the third quarter of 1998 to $3.1 million in the same period in 1999, an increase of approximately $1.2 million, or 64.9%. This increase is primarily attributable to additional depreciation expense incurred as a result of fixed asset purchases and amortization of management contract and acquisition costs.

Provision for asset revaluation. During the third quarter of 1998, the company recorded write-downs of certain long-lived assets at its nursing facilities and at Total Care of $11.0 million and $1.2 million, respectively.

Loss on closure of nursing facility. During the third quarter of 1998, the Company recorded an estimated loss of $4.0 million associated with the closure of THS of Southbend and the relocation of the facility's residents.

Interest expense. Interest expense increased from $2.4 million in the third quarter of 1998 to $3.1 million in the third quarter of 1999, an increase of approximately $588,000, or 23.5%, that is primarily attributable to the increase in debt of approximately $26.1 million subsequent to the third quarter of 1998, related to borrowings for working capital, and an increase in the Company's average borrowing rate under its line of credit of approximately 2%.

Provision for income taxes. The Company's effective tax rate increased from 39.0% in the third quarter of 1998 (gross of tax benefits associated with nonrecurring third quarter 1998 losses), to 41.6% in the third quarter of 1999, an increase in the rate of 2.6%. This increase is primarily attributable to increases in the Company's average state tax rate due to the Company's expansion into several new states resulting from the Flatley Facility Leases and the 1998 Facility Leases and the proportional increase in the effect of nondeductible expenses.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998:

Net patient service revenues. Net patient service revenues increased from $253.1 million in the first nine months of 1998 to $290.2 million in the same period in 1999, an increase of $37.1 million or 14.6%. The 1998 Facility Leases contributed approximately $39.9 million to revenues during 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $7.9 million and $30.3 million, respectively, to revenues during the first nine months of 1999. Wellington and South Bend combined contributed approximately $7.3 million to revenues for the nine months ended September 30, 1998. Same store nursing facility revenues decreased by approximately $13.2 million during 1999 compared to the prior year period due primarily to decreases in Medicare associated with the advent of the Medicare prospective payment system ("PPS"), which went into effect for the majority of the Company's owned and leased nursing facilities on January 1, 1999. Payor mix at the Company's nursing facilities remained consistent during 1999 as compared to 1998. The Company experienced a 24% decrease in its average Medicare Part A rates during the first nine months of 1999 as well as a slight decrease in census. Revenues from Paragon decreased by approximately $23.8 million for the first nine months of 1999 compared to the prior year period, due to the loss of twenty nine external contracts subsequent to the third quarter of 1998 and a general decrease in average revenue per contract. The decrease in revenue per contract is associated primarily with the pass through of Medicare PPS rate decreases affecting Paragon's nursing center customers. Revenues from PTS increased by approximately $1.6 million due to increased volume from existing contracts and the expansion of services provided to both the Company's managed nursing facilities and other third parties. Revenues from Total Care increased by approximately $1.5 million associated with an increase in home health visits during 1999.

Management fees and other revenues. Management fees and other revenues decreased from $11.4 million during the first nine months of 1998 to $7.4 million for the same period of 1999, a decrease of $3.9 million, or 34.7%. Approximately $990,000 of this decrease was due to the loss of one management contract subsequent to the third quarter of 1998, and approximately $1.1 million of this decrease was due to the conversion of three management contracts to leases subsequent to September 30, 1998. The remaining decrease is primarily attributable to revenue recognized during the first nine months of 1998 for performance of additional services to certain third party owners as well as decreases in 1999 revenues earned under certain management agreements in which the Company's fee is based on facility profits.


Facility operating expenses. Facility operating expenses increased from $201.2 million during the first nine months of 1998 to $232.3 million for the same period in 1999, an increase of $31.0 million or 15.4%. The 1998 Facility Leases contributed approximately $33.6 million to operating expenses during the 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $6.9 million and approximately $23.4 million, respectively, to operating expenses during the nine months ended September 30, 1999. Wellington and South Bend combined contributed approximately $8.2 million to operating expenses for the prior year period ended September 30, 1999. Same store nursing facility operating expenses decreased by approximately $10.6 million during the first nine months of 1999 compared to the prior year period, primarily resulting from decreases in therapy and other ancillary costs associated with the re-negotiation of the Company's therapy contracts under the PPS methodology. These gains were offset in part by additional costs associated with continued PPS training during 1999 at the Company's nursing facilities. Operating expenses from Paragon decreased by approximately $17.2 million in the first nine months of 1999 compared to the prior year period, due to the cost-cutting measures put in place by management in response to the decrease in revenues associated with PPS. Operating expenses from PTS increased by approximately $1.5 million due to increased volume from existing contracts and the expansion of services provided to both the Company's managed nursing facilities and other third parties. Operating expenses from Total Care increased by approximately $1.5 million during the nine months ended September 1999 as compared to the prior year period due primarily to an increase in home health visits during 1998.

Lease expense. Lease expense increased from $16.9 million during the nine months ended September 30, 1998 to $24.5 million during the same period in 1999, an increase of approximately $7.5 million, or 44.8%. Lease expense from the 1998 Facility Leases approximated $2.9 million during 1999, while lease expense from the New Facility Leases and the Flatley Facility leases approximated $537,000 and $4.6 million, respectively, through September 30, 1999. Wellington and South Bend combined contributed approximately $1.0 million to lease expense during the prior year period ended September 30, 1998.

Corporate administrative costs. Corporate administrative costs increased from $16.0 million in 1998 to $18.3 million during the first nine months of 1999, an increase of $2.3 million, or 14.3%, that is due primarily to additional overhead incurred to accommodate the 1998 Facility Leases, the New Facility Leases, and the Flatley Facility Leases as well as training and transition costs related to the implementation of PPS.

Depreciation and amortization. Depreciation and amortization increased from $6.6 million during the nine months ended September 30, 1998 to $9.2 million in the same period in 1999, an increase of approximately $2.6 million, or 39.7%. This increase is primarily attributable to additional depreciation expense incurred as a result of fixed asset purchases and amortization of management contract and acquisition costs.

Loss on closure of nursing facility. During the third quarter of 1998, the Company recorded an estimated loss of $4.0 million associated with the closure of THS of Southbend and the relocation of the facility's residents.

Provision for asset revaluation. During the third quarter of 1998, the Company recorded write-downs of certain long-lived assets at its nursing facilities and at Total Care of $11.0 million and $1.2 million, respectively. During the second quarter of 1999, the Company recorded a provision for asset revaluation of approximately $14.5 million. This charge was comprised of a $7.8 million reserve for advances and notes receivable from managed facilities and a write-down of fixed assets and intangible assets of $6.7 million related to certain of the Company's nursing facilities and Paragon.


Interest expense. Interest expense increased from $6.7 million in 1998 to $8.5 million in 1999, an increase of approximately $1.7 million, or 26.2%. This increase primarily attributable to the increase in debt of approximately $26.1 million subsequent to the third quarter of 1998, related to borrowings for working capital, and an increase in the Company's average borrowing rate under its line of credit of approximately 2%.

Provision for income taxes. Prior to nonrecurring losses in the both 1998 and 1999, the Company's effective tax rate increased from 39.0% for the nine months ended September 30, 1998 to 41.0% in the third quarter of 1999, an increase in the rate of 2.0%. This increase was primarily attributable to increases in the Company's average state tax rate due to the Company's expansion into several new states resulting from the Flatley Facility Leases and the 1998 Facility Leases and the proportional increase in the effect of nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash during the first quarter of 1999 was borrowings under its Senior Credit Facility. Cash was used by the Company for capital improvements at several existing facilities, notes and advances receivable from certain third parties and the day-to-day operations of the Company's business. The Company anticipates utilizing cash from operations (through anticipated reductions of accounts receivable) to fund the growth in operations of its existing facilities.

During the nine months ended September 30, 1999, the Company generated $3.1 million in cashflow from operating activities. This was comprised of operating income before noncash charges and changes in assets and liabilities of approximately $13.9 million, an increase in accounts receivable of $1.9 million, an increase in prepaid expenses of $1.9 million and a decrease in accounts payable of $6.4 million. The significant decrease in accounts payable resulted from $3.6 million of payments on accounts receivable purchased for the Flatley Facility Leases as of December 31, 1998 as well as reductions in the Company's nursing facility outstanding vendor account balances during the second and third quarters of 1999. The Company continues to focus on reduction of its accounts receivable balances to fund continued growth in operations. During the third quarter of 1999, the Company experienced a $3.0 million decrease in its nursing facility accounts receivable and a slight decrease in days sales outstanding from June 1999 to September 1999. These decreases were primarily attributable to collections of past due Medicaid and Medicare receivables associated with the 1998 Facility Leases and the Flatley Facility Leases. Prior to the third quarter of 1999, the Company had been unable to collect the majority of these balances due to delays associated with the change in ownership process. As of September 30, 1999, the Company had receivables totaling $7.5 million remaining to be collected associated with prior year acquisitions. The Company anticipates that a substantial portion of these balances can be collected in the fourth quarter of 1999.

Notes and other receivables from certain third party owners increased by approximately $5.4 million during the first nine months of 1999. The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $4.9 million or approximately $612 per bed for the nine month period. These expenditures included the expansion of existing facilities and the selected rehabilitation of certain facilities. Also during the period, the Company paid $2.8 million for deferred costs including loan fees associated with the refinancing of the Senior Credit Facility.

During the first nine months of 1999, the Company borrowed a net $15.1 million in working capital loans under the Senior Credit Facility which were utilized primarily to finance working capital at its new facilities and for capital expenditures at existing facilities and other investing activities. As of September 30, 1999, the Company had $89.0 million outstanding under its Senior Credit Facility, net of issued standby letters of credit of approximately $6.7 million, and had no availability on this facility.

Effective May 28, 1999, the Company amended its Senior Credit Facility to transfer $5.7 million of availability from the lease portion of its commitment to the revolver. Also included in the amendment are required amortization of principal, or reduction of availability, of approximately $5.7 million, $11.0 million , $22.0 million and $22.0 million during each of the years ended

December 31, 1999, 2000, 2001 and 2002, respectively. In January 1999, the Company obtained a $5.0 million Line of Credit from Bank of America, which bears interest at Bank of America's Prime rate or 3.0% over Libor for selected portions. Through an amendment during the second quarter of 1999, the Company extended the maturity date of this commitment to December 31, 1999. As of September 30, 1999, the Company had $5.0 million outstanding under this agreement. The Company anticipates meeting its required principal reductions in 1999 through the sale of certain assets. During the fourth quarter of 1999, the Company expects to close the sale of three facilities which will generate approximately $9.1 million in cash proceeds and use those proceeds for meeting the required principal reductions and to satisfy the Bank of America line of credit. The Company will retain management of these facilities subsequent to the sale. The Company was in full compliance with all covenants of the Senior Credit Facility as of September 30, 1999.

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

Depending on the outcome, a settlement of the currently pending investigatory subpoena from the Department of Health and Human Services, office Inspector General, could result in a substantial liability for the Company. Neither the amount nor timing of any potential liability can, at this time, be estimated with any reasonable certainty. It is, however, possible that resolution of this investigation could have a material adverse effect on the Company's cash flow, results of operations and consolidated financial position.

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

Management previously indicated a belief that revenues would be lower under PPS but noted that reductions in ancillary service costs and proper Minimum Data Set ("MDS") documentation should offset the effect of rate reductions. The Company can give no assurance that payments under the PPS program in the future will remain at a level comparable to the present or increase, nor can the Company give assurance that the trend in cost reductions or utilization remain consistent with current levels.

Currently, there are legislative efforts underway to provide relief to SNF providers and restore a portion of the savings estimated in excess of the targeted $9.5 billion. While it is currently expected that favorable legislation will be passed during the fourth quarter 1999, there is no assurance that legislation will be passed, or if passed, the timing of its implementation or its effect on the Company.

The Act has also targeted the Medicare home health program for reductions in spending of approximately $16.2 billion over the next five years, also primarily through the implementation of a prospective payment system. An interim payment system ("IPS") will remain in effect until the new prospective payment system is implemented for cost reporting periods beginning on or after October 1, 2000. The interim payment system is effective for cost reporting periods beginning on or after October 1, 1997. Under the IPS, home health agencies, in general, are reimbursed at the lessor of (i) actual costs, (ii) per visit cost limits reduced to 105% of the median per visit costs for freestanding home health agencies; or
(iii) a blended agency-specific per beneficiary annual limit ("PBL") applied to the agency's unduplicated census count of Medicare patients.

The Act also provides that cost limits and PBL's must be reduced by 15% from the amount that would otherwise be in effect on September 30, 1999, regardless of whether the new prospective payment system is ready for implementation on October 1, 2000. Implementation of these new limits will effectively reduce reimbursement 15-20% according to industry experts.

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

The Company is in the process of implementing a Year 2000 compliance plan (the "Plan") with the objective of having all of its significant internal Business Systems fully compliant with respect to the Year 2000 Issue by December 31, 1999.

The first component of the Plan is to identify the internal Business Systems of the Company that are susceptible to processing errors or system failures as a result of the Year 2000 Issue. This effort is substantially complete, and priorities for all Business Systems that may require modification or replacement have been established. Those Business Systems considered most critical to continuing operations and resident care are being given the highest priority.

The second component of the Plan involves the actual modification and replacement of Business Systems. As of September 30, 1999, substantially all modifications and replacement of internal Business Systems has been completed.

Significant governmental entities, service providers, vendors and suppliers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Year 2000 compliance through questionnaires, interviews, and other available means.

It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $150,000 to $200,000. These costs are being expensed as they are incurred and are being funded through operating cash flow. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. The costs associated with the replacement of computerized systems, hardware or equipment (currently estimated to be approximately $350,000), substantially all of which has been capitalized, are not included in the above estimates. The Company does not expect the costs relating to Year 2000 modifications to have a material effect on Centennial's results of operations or financial condition.

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

Concurrently with the Plan described above, the Company is developing a contingency plan intended to mitigate the possible disruption in business operations that may result from the Year 2000 Issue, and is developing cost estimates for this plan. Once developed, the contingency plan and related cost estimates will be continually refined as additional information becomes available. Management expects that the contingency plan will be in place by December 31, 1999.

The Company's Plan is an ongoing process and the estimates of costs and completion dates for various components of the Plan described above are based on Management's best estimates using assumptions of future events are subject to change. There can be no assurances that these estimates will be achieved.

                           PART II- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As of September 30, 1999, the Company did not have any pending legal proceedings that, based on current information and beliefs, separately or in the aggregate, would be likely to have a material adverse effect on the business or the results of operations of the Company. The Company is, and may be in the future, party to litigation or administrative proceedings that arise in the normal course of its business.

         On March 26, 1999, the Company received an investigatory subpoena from the Department of Health & Human Services, Office of Inspector General, requesting records in connection with an investigation of possible or otherwise improper claims for payment under Title XVIII (Medicare) of the Social Security Act. The request currently relates to records for the period January 1, 1994 to present at four long-term care facilities operated by the Company. The Company has supplied the requested records and is continuing to cooperate in this investigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of shareholders was held on August 11, 1999. At this meeting, the following matters were voted upon by the Company's shareholders:


     (a) Election of Class II Directors.

     James B. Hoover, Bertil D. Nordin and Charles D. Nash were elected to serve as directors until the 2002 Annual Meeting of Shareholders or until their successors are elected and qualified. The vote was as follows:

                          Votes Cast in       Votes Cast
     Name                     Favor       Against or Withheld    Abstentions
     ----                 -------------   -------------------    -----------
     James B. Hoover         10,544,936        345,854           1,032,828
     Bertil D. Nordin        10,545,436        340,354           1,032,828
     Charles D. Nash         10,544,936        345,854           1,032,828

     The following directors continued in office following the meeting:

     Name                            Term Expires
     ----                            -------------
     Alan C. Dahl                       2000
     Robert A. Ortenzio                 2000
     J. Stephen Eaton                   2001
     Andrew M. Paul                     2001

     (b)  Approval of Amendment to 1997 Stock Plan.

     The shareholders of the Company approved (i) an increase in the number of shares of common stock which may be issued subject to options granted under the 1997 Stock Plan from 800,000 to 1,390,000, subject to certain anti-dilution provisions contained in the Plan, and (ii) amended the Plan to give the Compensation Committee of the Board of Directors of the Company the authority and discretion to administer the grants of options to Non-Employee Directors of the Company rather than providing for automatic formula grants. The vote was as follows:

     Votes Cast in Favor   Votes Cast Against or Withheld      Abstentions
     -------------------   ------------------------------      -----------
        10,285,898                   578,287                    1,059,433

     (c) The shareholders of the Company ratified the appointment of Arthur Andersen LLP by the Audit Committee to serve in the capacity of auditor for the Company and its subsidiaries for fiscal year 1999. The vote was as follows:

     Votes Cast in Favor   Votes Cast Against or Withheld      Abstentions
     -------------------   ------------------------------      -----------
        10,886,139                    4,651                     1,032,828


ITEM 5.  OTHER INFORMATION.

     On October 7, 1999, the Company received the resignation of Robert A. Ortenzio as a director of the Company effective September 10, 1999.

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

(b)  Reports on Form 8-K:

          None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 1999         CENTENNIAL HEALTHCARE CORPORATION

                                 By:  /s/ J. Stephen Eaton
                                    ----------------------------------------
                                    J. Stephen Eaton, Chairman of the Board,
                                    President and Chief Executive Officer


Date:  November 15, 1999            By:  /s/ Alan C. Dahl
                                    ------------------------------------------
                                    Alan C. Dahl, Executive Vice President and
                                    Chief Financial Officer

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

27.1      Financial Data Schedule (for SEC use only)

99.1      Cautionary Statements