Form 10-K
period 1999-12-31
CENTENNIAL HEALTHCARE CORP
filed 2000-04-17
CIK 1035118

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

             For the fiscal year ended               December 31, 1999
                                                     -----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2000 was approximately $61.9 million. As of March 31, 2000, the registrant had 11,923,618 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                               TABLE OF CONTENTS



                                    Part I
                                                                       Page
                                                                       ----

Item 1.  Business....................................................    5
Item 2.  Properties..................................................   21
Item 3.  Legal Proceedings...........................................   21

                                    Part II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters.........................................   23
Item 6.  Selected Consolidated Financial Data........................   24
Item 7.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations........................   27
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..   34
Item 8.  Financial Statements and Supplementary Data.................   34
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosures........................   34

                                   Part III

Item 10. Directors and Executive Officers of the Registrant..........   35
Item 11. Executive Compensation......................................   37
Item 12. Security Ownership of Certain Beneficial Owners
         and Management..............................................   43
Item 13. Certain Relationships and Related Transactions..............   45

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K.........................................   46

Signatures...........................................................   48

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

  Centennial HealthCare Corporation ("Centennial" or the "Company") provides a broad range of long-term healthcare services to meet the medical needs of elderly and post-acute patients. The Company provides these services through geographically concentrated networks located in metropolitan and secondary markets throughout the United States. The Company was organized in 1989 as a Georgia corporation and conducts business through its operating subsidiaries. At December 31, 1999, Centennial operated 100 owned, leased and managed skilled nursing facilities with 10,663 licensed available beds in 21 states and the District of Columbia, with its largest concentration of facilities in North Carolina, Indiana and Michigan. The Company provides basic and specialty healthcare services. Basic services include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. Specialty services include comprehensive rehabilitation therapy, respiratory therapy, infusion therapy, wound care, home health care and other subacute and specialty services. As components of its specialty services, at December 31, 1999, Centennial provided rehabilitation therapy services on a contract basis to third-party owned and Company-operated skilled nursing facilities in 21 states and the District of Columbia pursuant to 130 contracts and provided home health care services through home healthcare offices located primarily in North Carolina. References to the Company or Centennial also include the Company's subsidiaries unless the context indicates otherwise.

COMPANY GROWTH

  As part of its growth strategy, the Company has regularly reviewed possible acquisitions within the long-term care continuum. Effective December 31, 1995, the Company completed an important strategic acquisition by merging with Transitional Health Services, Inc. ("THS") which operated 36 skilled nursing facilities with 3,776 licensed available beds in Arkansas, North Carolina, Indiana, Kentucky and Michigan and a contract rehabilitation therapy business (the "THS Merger"). Since the THS Merger, through December 31, 1999, the Company continued to expand its operations through the acquisition of a company providing home health care services, the acquisition of a contract rehabilitation therapy company providing therapy services to affiliated and third-party skilled nursing facilities, the lease of 17 skilled nursing facilities, and the lease of two rural acute-care hospitals which are located in markets where the Company operates skilled nursing centers. Additionally, the Company added a net 11 management agreements for skilled nursing facilities totaling 1,668 licensed available beds, and the management of a rural acute care hospital located in Florida.

     On February 25, 2000, Centennial entered into a merger agreement with Hilltopper Holding Corp. ("Holding"), a wholly-owned subsidiary of Warburg, Pincus Equity Partners, L.P. ("WPEP"), and Holding's wholly-owned subsidiary, Hilltopper Acquisition Corp. ("Acquisition"). Pursuant to the merger agreement, Acquisition commenced an all cash tender offer for all of the outstanding shares of Centennial's common stock (the "Common Stock") on March 17, 2000. On April 14, 2000, Acquisition extended the tender offer until May 1, 2000 to allow Centennial to obtain certain required consents and approvals to the transaction.

     The merger agreement provides that, after the consummation of the tender offer, Acquisition will merge with and into Centennial with Centennial surviving and becoming a wholly-owned subsidiary of Holding. The transaction will result in Centennial becoming a privately held company and no longer subject to the disclosure requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"). On March 17, 2000, Centennial, Holding, Acquisition and members of Centennial's senior management filed a Schedule TO with the Securities and Exchange Commission that describes the proposed transaction in detail and the reasons for the transaction and provides other information about the transaction. Five significant shareholders of Centennial, seven general partners of the general partner of one of these shareholders and four members of Centennial's senior management are contributing all or some portion of their shares of Common Stock for shares of Holding preferred stock and will continue to have an equity interest in Centennial after the transaction. In addition, the members of senior management will enter into employment agreements with the surviving corporation and receive stock options to acquire Holding common stock.


1999 ACQUISITIONS, DISPOSITIONS AND LEASE TRANSACTIONS

  On January 1, 1999, the Company acquired a leasehold interest in six skilled nursing facilities with 795 beds located in Massachusetts and one, 68-bed skilled nursing facility located in Mississippi. The latter facility also has 22 licensed acute care hospital beds.

Also on January 1, 1999, the Company acquired a leasehold interest in a 130-bed nursing facility located in Mississippi. This facility was previously managed by the Company.

In June 1999, the Company terminated its lease agreement on a 81-bed skilled nursing facility in Kansas.

In December 1999, the Company transferred three skilled nursing facilities with 243 beds located in Florida and Michigan and terminated its lease on a 117 bed skilled nursing facility located in North Carolina. The Company retained management on these facilities. (See Item 13)


1998 ACQUISITIONS AND LEASE TRANSACTIONS

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

1997 ACQUISITIONS AND LEASE TRANSACTIONS

  Effective May 1, 1997, the Company acquired by merger Total Care Consolidated, Inc., a provider of home health care services in North Carolina, where the Company operated 11 facilities as of December 31, 1999, as well as South Carolina and Louisiana.

  In August 1997, the Company acquired substantially all of the business and assets of Complex Care, Inc., a provider of physical, occupational, and speech therapy services through rehabilitation contracts with third-party long-term care facilities in Connecticut and Rhode Island. Combined with the Company's existing contract rehabilitation therapy business, at December 31, 1999 the Company provided rehabilitation services pursuant to 130 contracts in 22 states and the District of Columbia, to Company-operated and third-party-owned facilities.

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

MANAGEMENT AGREEMENTS


  The Company's growth strategy has also included the management of long-term care facilities for third-party owners. Most management agreements provide for a management fee equal to 6% of the facility's gross revenues with terms ranging from 5 to 20 years, including renewal options. Additionally, the Company generally has a right of first refusal or option to purchase its managed facilities. This strategy has allowed the Company to evaluate the operations of potential acquisition candidate facilities prior to acquisition. During 1999, the Company added two and terminated seven skilled nursing facility management contracts with 188 and 917 licensed available beds, respectively. During 1998, the Company added nine skilled nursing facility management contracts, totaling 1,157 licensed available beds. During 1997, the Company added eight skilled nursing facility management contracts, totaling 783 licensed available beds.

THE LONG-TERM CARE INDUSTRY

  The long-term care industry provides a broad range of services to postacute patients and patients with medically complex and special needs who do not require treatment in an acute care hospital setting. Long-term care facilities offer basic services, which include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. In addition, long-term care facilities may provide a broad range of specialty services such as comprehensive rehabilitation therapy (including physical, occupational and speech therapy), respiratory therapy, ventilator care, infusion therapy, wound care, home health care, tracheostomy care, pharmaceutical services, Alzheimer's care and other specialty services. Long-term care facilities are increasingly becoming an integral part of community-based, vertically-integrated, extended care delivery systems that are capable of providing a full range of traditional basic and specialty services.

  In recent years, long-term care services have experienced significant growth. According to industry sources, revenues in the long-term care industry have increased from approximately $18 billion in 1980 to approximately $80 billion in 1995. However, in 1999, changes in the Medicare program to a prospective payment system caused a severe financial impact on long-term care providers. Implementation of this new prospective payment system resulted in spending reductions under the Medicare program of approximately $16 billion.

INDUSTRY CONSOLIDATION

  The long-term care industry is undergoing consolidation as providers seek to build market share and compete more effectively. Current ownership of long-term care facilities is highly fragmented, with approximately 70% of all facilities owned by independent providers or companies operating less than 20 facilities. The increased burdens of various cost-containment measures, increasing acuity of long-term care patients and increasing complexity of government regulation pose significant challenges to long-term care providers. In addition, there is a limited supply of long-term care facilities due to the following factors: (i) state Certificate of Need ("CON") legislation, which restricts the number of facilities that can be constructed within a market; (ii) high construction costs; (iii) limitations on government reimbursement for the full cost of construction; and (iv) extensive start-up expenses. As a result of these factors, providers that have a strong reputation within the community for providing high quality service have become attractive acquisition targets for providers seeking to reach critical mass.

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

SPECIALTY SERVICES

  Specialty services are those provided to patients with medically complex needs, who generally require more complex treatment and a higher level of skilled nursing care. These services typically generate higher revenues per patient day than basic services as a result of the higher costs associated with treating a higher-acuity patient. Set forth below are descriptions of some of the specialty services offered by the Company.

  REHABILITATION THERAPY. The Company provides a broad range of rehabilitation therapy services to its facilities and other third-party providers. These services include physical, occupational and speech therapy in the long-term care facility setting. As of December 31, 1999 the Company had contracted to provide rehabilitation therapy services to patients in 130 facilities, 61 of which are owned or leased by the Company.

  SUBACUTE CARE. Within certain of its long-term care facilities, the Company provides subacute care services that are dedicated to the care of medically complex residents who do not require the services of an acute care hospital. Subacute services provided or arranged by the Company's facilities include, but are not limited to, ventilator care, respiratory care, traumatic injury recuperation, post-cardiac rehabilitation, IV therapy, wound care, post- stroke care, hospice care, post-surgical orthopedic rehabilitation and peritoneal dialysis services.

  HOME HEALTH CARE. At December 31, 1999, Centennial operated home health care offices in North Carolina, South Carolina and Louisiana, affording the recipients of such care an alternative to a hospital or long-term care facility setting. Such services delivered into the home setting include skilled nursing, physical, occupational and speech therapy and subacute care. In addition, personal care services are available from home health care aides who assist patients with their activities of daily living. Centennial provides home health care primarily in markets where it has long-term care facilities.

OPERATIONS

  The Company's facilities are organized into operating regions and the Company's organizational structure and operations support staff provide its facilities with the resources needed to operate effectively in these regions. Each region has nurse consultants with responsibility for providing guidance on patient care issues, conducting quality assurance audits, training in clinical software and assuring compliance with applicable state and federal regulations. The Company provides additional operational support through a corporate team of professionals in financial accounting, reimbursement, managed care pricing, quality assurance, human resources, regulatory compliance, marketing, health systems development and other areas.

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

ACQUISITIONS

  The Company has maintained an acquisition program in order to increase its penetration of existing regions and to capitalize on the consolidation trends in the long-term care industry. During 1999, the Company's limited access to capital placed significant restrictions on its ability to pursue acquisitions. The Company evaluates potential acquisitions on the basis of existing profitability, long-term profit potential, specialty services opportunities, facility location, payor mix and patient census. Specifically, the Company targets facilities that have the capacity to be leading providers of higher-acuity services in their respective markets and that represent opportunities for the Company to realize additional operating leverage through regional economies of scale and provide more profitable specialty services. In addition, the Company enters management agreements with certain facilities that generally include a right of first refusal to acquire these facilities. In many cases managed facilities have presented acquisition opportunities. As of December 31, 1999, the Company leased or owned 16 facilities that it previously managed.


FACILITIES

  At December 31, 1999, Centennial operated owned, leased and managed skilled nursing facilities with 10,663 licensed available beds in 21 states and the District of Columbia. Of this number, Centennial owned 6 facilities with 654 beds, leased 64 facilities with 7,008 licensed available beds and managed 30 facilities with 3,001 licensed available beds. At December 31, 1999, the Company's facilities had an average of 104 beds and an average occupancy rate of 86.1%.

  The following table lists the Company's owned, leased and managed facilities by location, including the number of licensed available beds and the occupancy rate as of December 31, 1999:



                                                               Facilities
                                            Number of   --------------------------             Occupancy
State                                         Beds      Owned    Leased    Managed    Total      % (1)
-----                                       ---------   -----    ------    -------    -----    ---------
Arkansas                                        337                   4          -        4      64.1%
District of Columbia                            296                   1          -        1      96.5%
Florida                                         598                   3          4        7      89.0%
Georgia                                         157                   1          -        1      94.0%
Idaho                                           165                   2          -        2      77.9%
Indiana                                       1,150                  12          -       12      85.1%
Kansas                                          365                   2          2        4      84.1%
Kentucky                                        356         1         2          -        3      89.9%
Louisiana                                       376         1         3          -        4      83.1%
Massachusetts                                   795                   6          -        6      93.9%
Michigan                                      1,270         1         7          5       13      89.6%
Missouri                                        440                   2          -        2      81.8%
Mississippi                                     696                   7          -        7      96.2%
Montana                                          99                   1          -        1      93.5%
North Carolina                                2,355         2         8         13       23      81.8%
Nebraska                                        158         1         -          -        1      80.2%
New Mexico                                      119         -         -          1        1      93.6%
Tennessee                                       119         -         -          1        1      97.9%
Texas                                           107                   1          -        1      92.9%
Virginia                                        174         -         -          2        2      95.8%
Washington                                      104         -         -          1        1      59.1%
Wisconsin                                       427                   2          1        3      78.2%
                                             ------     -----        --         --      ---
Totals                                       10,663         6        64         30      100      86.1%
                                             ======     =====        ==         ==      ===

(1) Occupancy is computed by dividing actual patient day census by actual patient days available in licensed available operating beds and does not include facilities in the start-up phase during 1999, which include two managed facilities located in Indiana, Jennings Healthcare and Owen Valley Healthcare.

  LEASED FACILITIES. At December 31, 1999, the Company leased 64 skilled nursing facilities pursuant to long-term leases with various lessors. The Company's lease arrangements are "triple net" leases, requiring the Company, at its own expense, to maintain the premises and pay taxes, utilities and insurance. In most cases, the leases are subordinate to certain security interests in the facilities granted by the lessors to third-party lenders. Centennial has a right of first refusal or options to purchase most of the leased facilities.

  These leases generally have initial terms of ten to 20 years with options to extend, and lease rates with annual increases tied to fixed schedules, the Consumer Price Index, or changes in the interest rates.

  In 1999, the Company terminated leases at a 117 bed skilled nursing facility in North Carolina and a 81 bed skilled nursing facility in Kansas. The Company continued to manage the North Carolina facility.

MANAGED FACILITIES

  At December 31, 1999, the Company operated 30 facilities under long-term management contracts with third parties. Revenues from management contracts accounted for approximately 2.6% of the Company's total revenues for the fiscal year ended December 31, 1999. Pursuant to these management contracts, the Company performs day-to-day management functions and provides certain corporate services, including group contract purchasing, employee training and development, quality assurance audits, human resource management, assistance in obtaining third-party reimbursement, financial and accounting functions, policy development, system design and development, and marketing support. The Company's information system monitors certain key data for each managed facility, such as payroll, admissions and discharges, cash collections, net patient service revenues, staff trend analysis, and measurement of operational data on a per patient day basis. These management agreements typically have initial terms ranging from five to 20 years and that can be terminated only for cause. Each such management agreement provides for monthly fees generally at six percent of gross revenues. Certain of the agreements provide for the subordination of the management fees to the payment of the owner's debt service. The Company has a right of first refusal to acquire certain of these managed facilities.

  During 1999, the Company terminated management agreements on six facilities that it managed for third parties. These six facilities were leased by these third parties and the leases were terminated.

  CONTRACT REHABILITATION SERVICES. At December 31, 1999, Centennial provided contract rehabilitation services under 130 contracts in facilities in 22 states and the District of Columbia. Sixty one of the agreements are with the Company's owned or leased facilities. Most of these agreements have initial terms of five years with automatic renewal provisions for five successive additional terms of five years each, unless terminated earlier upon 90 days prior notice, and are subject to termination without cause upon 60 days prior written notice. Pursuant to these agreements, the Company provides comprehensive rehabilitation services, including physical, occupational and speech therapy. In addition, the Company provides administrative services including policy formulation, licensure compliance, training, staffing, quality control, financial report preparation and patient census preparation. The Company bills for these services at rates set forth in the therapy services agreement. The rate may be in the form of (1) per diem rates based upon a specified percentage of the therapy component of the RUG rate, (2) a per minute charge, (3) a percent of HCFA established fee schedules, or (4) other negotiated fee structure.

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

  The following table sets forth the percentage of total revenues by payor source for the Company for the periods indicated:


                                                                             Years Ended
                                                                             December 31,
                                                                -------------------------------------
Percentage of Total Revenues                                     1999    1998    1997    1996    1995
                                                                -----   -----   -----   -----   -----
   Medicare...................................................   21.2%   23.9%   23.8%   25.4%   18.2%
   Private pay, management fees and other (1).................   35.2%   42.7%   39.6%   31.8%   23.7%
                                                                -----   -----   -----   -----   -----
                                                                 56.4%   66.6%   63.4%   57.2%   41.9%
   Medicaid...................................................   43.6%   33.4%   36.6%   42.8%   58.1%
                                                                -----   -----   -----   -----   -----
   Total......................................................  100.0%  100.0%  100.0%  100.0%  100.0%
                                                                =====   =====   =====   =====   =====

____________

(1) Private pay includes payments from third parties pursuant to contract rehabilitation therapy services.



  MEDICARE (PRIOR TO JANUARY 1, 1999). The Medicare program consists of two parts. Part A covers inpatient hospital services and certain services furnished by other institutional providers, such as skilled nursing and long-term acute care facilities. Part B covers the services of doctors, suppliers of medical items, various types of outpatient services including physical, speech and occupational therapy, pharmaceuticals and medical supplies, certain intensive rehabilitation and psychiatric services and ancillary services of the type provided by long-term care or acute care facilities. Medicare does not provide reimbursement for community-based, intermediate-care nursing facilities.

  Under the Medicare Part A program, the Company is reimbursed for its direct costs plus an allocation of indirect costs up to a facility specific limit (the "routine cost limit"). As the Company has expanded its post-acute care and other specialty services, the costs of care for these patients have exceeded the reimbursement routine cost limits. Under current regulations, new long-term care facilities are, in certain limited circumstances, able to apply for a three-year exemption from routine cost limits. Unless and until such exemptions are granted, these facilities can recover excess costs only through routine cost limit exception requests. There can be no assurance that the Company will be able to recover such excess costs under any pending or future requests. Payment for Medicare Part B services depends on the nature of the services provided. Some services are reimbursed at cost, much like Part A services. Other services, particularly parenteral and enteral nutrition therapy, are reimbursed on a fee schedule.

MEDICARE (SUBSEQUENT TO JANUARY 1, 1999).

Under provisions of the Balanced Budget Act of 1997, reimbursement under Medicare Part A and B were transformed through the implementation of a Prospective Payment System ("PPS"). The Medicare PPS is based upon standardized
payments for 45 separate classifications of patients.   Patients are classified
based upon acuity and specialty service needs as documented on the Minimum Data Set ("MDS"). Periodic reassessment of patients is required on a set schedule to determine whether the patient is in the correct Resource Utilization Group ("RUG")category as well as when a Medicare resident's condition changes. A facility receives payment under Medicare based upon each patient's RUG category. As a result, accurate classification of each patient into his or her appropriate RUG category is crucial to the facility receiving the appropriate payment for services provided to that patient.

The PPS rates, which reimburse for routine service, ancillary and capital costs, are established through a blend of (i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and free-standing (skilled nursing facility) 1995 cost reports, adjusted to remove geographic, wage-related, inflationary and case mix differences between facilities. Based upon resource utilization weights established by HCFA, each of the 45 categories is adjusted to reflect the average anticipated cost associated with the resources utilized.

The Medicare prospective payment system began for cost reporting periods starting on or after July 1, 1998. For the majority of the Company's facilities, the Initial Year of the four-year phase in period began January 1, 1999. For facilities acquired by the Company in fiscal 1998, the Initial Year for the PPS system began from the date of acquisition through December 31, 1998. Year Two of the PPS system was fiscal 1999 for these nursing centers. The Initial Year blended rates were based 75% on the facility-specific rate and 25% on the federal per diem rate. The Year Two prospective rates are based 50% on the facility-specific rate and 50% on the federal per diem rate. The Year Three blended rates are based 25% on the facility-specific rate and 75% on the federal per diem rate. The Year Four prospective rate is 100% of the standardized federal per diem rates. Overall, the rates received by the Company at its facilities under PPS are less than rates previously received by the Company under the "cost based" reimbursement system, and the per diem rates paid for a patient in a particular RUG category may not necessarily cover the cost of care for that patient.

MEDICARE (SUBSEQUENT TO JANUARY 1, 2000).

The Balanced Budget Relief Act of 1999 ("BBRA") revised certain provisions of the Medicare PPS to provide relief to SNFs. Effective with cost reporting periods beginning on or after December 31, 1999, SNFs may elect an immediate transition to PPS Year Four, 100% federal per diem rates. This election positively impacts SNFs with 1995 base year costs that are below the average federal per diem rates. Centennial elected this immediate transition at 21 Managed and 36 Owned or Leased facilities.

In addition to the full federal transition, the BBRA provides for additional funding for certain nontherapy ancillary services. Effective April 1, 2000, 15 of the 45 Resource Utilization Groups (RUG) federal rates will be temporarily increased by 20% to account for the high costs of these nontherapy ancillaries. HCFA has continued to study this issue and is expected to issue revisions to the regulations and RUG model to permanently address the nontherapy ancillaries. These regulations are anticipated to be issued in the second quarter of 2000 with an effective date of October 1, 2000.

The BBRA also addressed concerns that the inflation factors utilized to roll 1995 costs forward to current rate periods were lower than the actual cost increases over the same time period. As a result, all 45 federal RUG rates will receive an additional 4% rate increase, above anticipated inflation, effective October 1, 2000.

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

  MEDICAID. Medicaid includes the various state-administered reimbursement programs for indigent patients created by federal law. Although reimbursement rates vary from state to state, the federal government retains the right to approve or disapprove individual state plans. Providers must accept reimbursement from Medicaid as payment in full for the services rendered, because the provider may not bill the patient for more than the amount of the Medicaid payment received. Criteria for Medicaid eligibility varies from state to state, subject to guidelines from the federal government for determining whether a person qualifies as medically indigent and subject to changes in state and federal regulations.

  Many of the residents at the Company's facilities who initially have services paid by Medicare, private pay or insurance sources are later covered by Medicaid as their benefits and financial resources are depleted to a level of financial net worth and income which makes them eligible for Medicaid.

  With the exception of two facilities, all of the facilities operated by the Company participate in state Medicaid programs. Basic long-term care services are provided to Medicaid patients, including nursing, dietary, housekeeping and laundry, restorative health care services, room and board and medications. Medicaid does not cover the cost of private rooms, private-duty nurses and other costs, or amounts in excess of the Medicaid reimbursement rates. The Balanced Budget Act of 1997 requires states to use a public notice and comment process in determining rates for hospital services, nursing facility services and services of intermediate care facilities and services for the mentally retarded (but not for home and community care). Under this process, states will be required to publish in proposed and final form the rates, rate methodologies, and justifications for the rates of hospitals, nursing facilities, and intermediate care facilities and for the services for the mentally retarded. Likewise, states must furnish interested parties with a reasonable opportunity to comment on the proposed rates, rate methodologies, and justifications. States also must take into account during the hospital rate-setting process the situation of hospitals which serve a disproportionate number of low-income patients with special needs. Furthermore, payments must be sufficient to enlist enough providers so that services under the state's Medicaid plan are available to recipients at least to the extent that those services are available to the general population. Reimbursement rates generally are determined by the state from "cost reports" filed annually by each facility, on both a prospective and retrospective basis. There can be no assurance, however, that payments under Medicaid programs will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.

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

  HOME HEALTH SERVICES. The BBA mandated a change in the payment methodology for Medicare Home Health services. Currently, Medicare covered Home Health Services are reimbursed on an Interim Payment System ("IPS"). For cost reporting periods beginning on or after October 1, 1997, the Act requires home health agencies to be reimbursed the lesser of (1) actual costs, (2) per visit limits, reduced to 105% of the national median, or (3) a new blended agency-specific per beneficiary annual limit applied to the agency's unduplicated census count of Medicare patients, and based on 98% of 1994 costs, trended forward and phased in over four years, (similar to long-term care provisions).

Effective on October 1, 2000 the IPS is expected to be replaced with a prospective system based upon a per case assessment classification payment. Payment will be made for a fixed coverage period of 60 days and be based upon patient assessment data ("OASIS"). The OASIS data will classify patients into one (1) of eighty (80) acuity based patient classifications based upon resources needed ("HHRG"). Each HHRG classification has a related case rate that will be paid to cover all home health services provided during a beneficiary's coverage period.

Payment rates under the new prospective system will be set using federal rates. The federal rates will be established using costs for all home health agencies from cost reports ending in federal fiscal year 1997. These federal rates will be adjusted by inflation and labor indices to reflect differences in local wage costs. Currently, the federal government has not provided sufficient regulations and guidelines to allow for a reasonable analysis of the effect of this new prospective reimbursement system.

For the year ended December 31, 1999 Centennial derived 7.1% of its revenues from home health care.


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

  HCFA's rules substantially revise provisions regarding the enforcement of compliance requirements and remedies for long-term care facilities with deficiencies. At a minimum, the following remedies are available: termination of provider agreement; temporary management; denial of payment for new admissions; civil money penalties; closure of the facility in emergencies or transfer of patients or both; and on-site state monitoring. States may also adopt optional remedies. The rules divide remedies into three categories. Category I remedies include directed plans of correction, state monitoring and directed in-service training. Category 2 remedies include denial of payments for new admissions, denial of payments for all individuals (imposed only by HCFA) and civil money penalties of $50 to $3,000 per day. Category 3 remedies include temporary management, immediate termination or civil money penalties of $3,050 to $10,000 per day. The rules define situations in which one or more of the penalties must be imposed. The rules also allow for the immediate imposition of remedies, including civil monetary penalties, without opportunities to correct deficiencies if a facility has been cited for a deficiency at or about a level "G" in more than one survey in less than a twelve month period.

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

GOVERNMENT REGULATION

  The federal government and all states in which the Company operates regulate various aspects of the Company's business. In addition to the regulation of rates by governmental payor sources, the development and operation of long-term care facilities and the provision of long-term care services are subject to federal, state and local licensure and certification laws which regulate with respect to a facility, among other matters, the number of beds, the services provided, the distribution of pharmaceuticals, equipment, staffing requirements, patients' rights, operating policies and procedures, fire prevention measures, environmental matters and compliance with building and safety codes. Home health care providers are also subject to extensive government regulations. The trend over the past several years has been to increase regulatory pressure at both the state and federal level. There can be no assurance that federal, state or local governmental regulations will not change or be subjected to new interpretations that impose additional restrictions which might adversely affect the Company's business.

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

PERSONNEL

  As of December 31, 1999, the Company employed, directly or indirectly, approximately 11,206 persons, including approximately 8,404 full-time and 2,802 part-time employees. As of December 31, 1999, collective bargaining agreements were in effect related to 14 facilities covering approximately 1,083 employees and negotiations were in progress with bargaining units at 1 additional facility. The Company believes that it has a satisfactory relationship with these employees and strives to maintain this relationship by offering competitive benefit packages, training programs and opportunities for advancement.

INSURANCE

  The Company maintains property, liability, and professional liability insurance policies in amounts and with such coverage and deductibles that are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. The Company also requires that physicians practicing at its facilities carry medical professional liability insurance to cover their respective individual professional liabilities. The Company directly and indirectly maintains a guaranteed cost insurance program for workers' compensation. This program covers employees as required by state law. In certain states, the Company participates in state approved programs. Contractors who provide services to the Company must demonstrate adequate insurance prior to commencing work. There can be no assurance that any claims against the Company will not be successful, or, if successful, will not exceed the limits of available coverage or reserves, or that such coverage will continue to be available at acceptable rates.

ITEM 2.  PROPERTIES

OFFICE LEASES

  As of December 31, 1999, Centennial's corporate headquarters occupy approximately 41,700 square feet of office space in a commercial building located in Atlanta, Georgia, under a lease agreement which terminates on September 30, 2001 and allows one five-year renewal option. The Company believes that such office space is adequate for its current requirements.

THS leases approximately 18,000 square feet of office space in Louisville, Kentucky, which was THS's corporate headquarters prior to the THS Merger. The lease term expires January 31, 2002. The Company has entered into subleases for the entire space for the remaining term of the primary lease.

ITEM 3.  LEGAL PROCEEDINGS

  On February 28, 2000, a complaint was filed in the Superior Court of Fulton County by Crandon Capital Partners, as a purported class action, against Centennial and each of its directors. The complaint, styled Crandon Capitol Partners v. Eaton, et al, seeks compensatory damages and injunctive relief arising from the merger agreement among Centennial, Holding and Acquisition. The complaint alleges the individual defendants breached their fiduciary duties in connection with the merger by, among other things, failing to conduct an auction or other suitable market check, failing to consider other strategic alternatives and accpting insufficient consideration. Centennial believes that the claims are without merit and will defend vigorously.

  On March 26, 1999, the Company received an investigatory subpoena from the Department of Health and Human Services, Office of the Inspector General, requesting records in connection with an investigation of possible or otherwise improper claims for payment under Title XVIII (Medicare) of the Social Security Act. The request relates to records for the period January 1, 1994 to the present concerning certain of the Company's internal policies. The Company is providing all requested records and is cooperating fully with the investigation. There can be no certainty at this time that this matter will be resolved and resolution of this matter could have a material adverse effect on the business and operations of the Company.

  On December 3, 1999, a Missouri facility that the Company has leased and operated since October 31, 1999, received a subpoena from the United States Attorney's Office for the Western District of Missouri. The subpoena sought records for five individuals who resided in the Missouri facility during the period January 1, 1998 through the date of the subpoena, and billing and staffing records related to these residents and the facility. The facility has provided the requested records and the Company is cooperating with the government's review.

  As of December 31, 1999, the Company did not have any other pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Company. The Company is, and may be, from time to time, party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

   (a) The Company's Common Stock is traded on The Nasdaq Stock Market's National Market System under the symbol "CTEN." The high and low bids for the Company's Common Stock as reported on The Nasdaq Stock Market during each quarter for the two most recent years and for the year to date 2000 are as follows:

   2000                         High        Low
   ----                         ----        ---
 First quarter...............  5.2812      4
 Second quarter (to April 10)  5.325       4.5938

   1999                         High       Low
   ----                         ----       ---
 First quarter...............  15.563     8.000
 Second quarter..............  10.000     1.000
 Third quarter...............   5.531     2.625
 Fourth quarter..............   3.563     2.218

   1998                         High       Low
   ----                         ----       ---
 First quarter...............  25.125     19.625
 Second quarter..............  25.000     16.4375
 Third quarter...............  20.375      7.500
 Fourth quarter..............  15.50       7.375

At April 10, 2000, the last reported sale price of the Common Stock was $5.25 per share and there were approximately 64 record holders of Common Stock.

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

Recent Sales of Unregistered Securities.
---------------------------------------

   None


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data has been derived from the Company's Consolidated Financial Statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The selected consolidated financial data set forth below for the Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, is derived from the audited financial statements included elsewhere herein. The selected consolidated financial data set forth below for the year ended December 31, 1996 and 1995 has been derived from financial statements not included elsewhere herein.


                                                          1999            1998          1997 (1)        1996 (1)        1995
                                                        --------        --------      ----------       ----------      -------
                                                                        (in thousands, except per share data)
Statement of Operations Data:
  Net patient service revenues.....................     $368,655        $342,203       $296,321         $227,387        $71,862
  Management fee and other revenues................        9,874          15,442          7,952            5,661          3,364
                                                        --------        --------       --------         --------        -------
       Total revenues..............................      378,529         357,645        304,273          233,048         75,226
  Facility operating expenses......................      322,051         275,489        234,259          183,324         58,566
  Lease expense....................................       33,309          22,946         21,740           18,777          7,701
  Corporate administrative costs...................       26,445          21,515         16,055           11,400          5,027
  Depreciation and amortization....................       12,588           9,292          6,760            5,012            738
  Loss on closure of nursing facility..............            -           4,010              -                -              -
  Provision for asset revaluation..................       14,530          12,152              -                -              -

  Terminated merger transaction costs..............       (2,583)          3,619              -                -              -
                                                        --------        --------        --------         --------       --------
  Operating income (loss) before net interest
     expense and equity in income of unconsolidated
     partnerships..................................      (27,811)          8,622         25,459           14,535          3,194
   Interest expense, net...........................      (10,571)         (7,154)        (8,022)          (9,373)          (177)
   Equity in income (loss) of
       unconsolidated partnerships.................            -               -              -             (108)           449
                                                        --------        --------        -------          -------        -------
    Income (loss) before income taxes, minority
       interest, extraordinary item and cumulative
       effect of change in accounting method.......      (38,382)          1,468         17,437            5,054          3,466
    Provision (benefit) for income taxes...........      (13,165)          1,504          6,800            2,092          1,389
                                                        --------        --------        -------          -------        -------
    Income (loss) before minority interest,
       extraordinary item and cumulative
       effect of change in accounting method             (25,217)            (36)        10,637            2,962          2,077
    Minority interest in net income of
       subsidiary, net of taxes....................         (226)           (279)          (252)            (183)          (201)
                                                        --------        --------        -------          -------        -------
    Income (loss) before extraordinary item
       and cumulative effect of change in
       accounting method...........................      (25,443)           (315)        10,385            2,779          1,876
    Extraordinary item - loss on extinguishment
       of debt, net of taxes.......................            -                -          (537)               -              -
    Cumulative effect of change in accounting
       method, net of taxes........................         (427)               -             -                -              -
                                                        --------          -------        -------         -------        -------
    Net income (loss)..............................     $(25,870)       $    (315)     $   9,848        $  2,779        $ 1,876
                                                        --------          -------        -------         -------        -------

Per common share information (diluted):
    Income (loss) before extraordinary item and
       cumulative effect of change in accounting
       method....................................          (2.13)           (0.03)       0.54            0.12           0.72
    Extraordinary item - loss on extinguishment
       of debt, net of taxes.....................                                       (0.06)
    Cumulative effect of change in accounting
       method, net of taxes......................          (0.04)               -           -               -              -
                                                        --------        ----------    --------        --------        -------
    Net income (loss) ...........................          (2.17)            (0.03)       0.48            0.12           0.72
                                                        ========        ==========    ========        ========        =======
    Weighted average number of common
       and common stock equivalents
       outstanding (diluted).....................         11,923            12,078       8,462           4,782          2,601
                                                        ========        ==========    ========        ========        =======


                                                                                    As of December 31,
                                                        ---------------------------------------------------------------------------
                                                           1999            1998          1997            1996             1995
                                                           ----            ----          ----            ----             ----
                                                                           (in thousands, except per share data)
Balance Sheet Data:
    Working capital..............................        $ 25,698        $ 57,125      $ 33,097         $  8,702        $  3,984
    Total assets.................................         264,345         285,332       243,649          193,448         155,018
    Long-term debt and subordinated debt,
       less current maturities...................         108,076         112,849        78,913          107,795          83,559
    Preferred stock (2)..........................              -               -             -            21,305          19,455
    Net shareholders' equity.....................          87,813         113,683       113,104           11,952          10,869

------------------------------------------------------------------

    (1) Net income (loss) per common share for the fiscal years ended December 31, 1997 and 1996 excludes dividends and accretion on preferred stock of $5.9 million and $2.2 million, respectively.

    (2) Carried at estimated redemption value with accretion of dividends charged against shareholders' equity.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the accompanying Consolidated Statements of Operations for the year ended December 31, 1999.

GENERAL

Centennial provides a broad range of long-term healthcare services to meet the medical needs of elderly and post-acute patients. The Company provides these services through geographically concentrated networks located in metropolitan and secondary markets throughout the United States. The Company was organized in 1989 as a Georgia corporation and conducts business through its operating subsidiaries. The Company currently operates 100 owned, leased and managed skilled nursing facilities with approximately 10,663 licensed available beds in 21 states and the District of Columbia. The Company provides basic and specialty healthcare services. Basic services include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. Specialty services include comprehensive rehabilitation therapy, respiratory therapy, ventilator care, infusion therapy, wound care, home health care and other subacute and specialty services. As components of its specialty services, at December 31, 1999, Centennial provided rehabilitation therapy services on a contract basis to third-party owned and Company-operated skilled nursing facilities in 22 states pursuant to 130 internal and external contracts and provided home health care services through licensed home health offices primarily in North Carolina .

In January, 1999, the Company acquired a leasehold interest in six skilled nursing facilities, totaling 795 licensed available beds located in Massachusetts. Also in January, 1999, the Company acquired interests in two facilities that were previously managed by the Company: Hunter Woods Nursing and Rehabilitation Center, a 130-bed facility located in North Carolina, and Choctaw County Medical Center, a facility with 68 nursing home beds and 22 hospital beds, located in Mississippi. Collectively, the transactions are hereafter referred to as the "1999 Leases".

In June 1999, the Company terminated its lease on and management of a 81-bed skilled nursing facility in Kansas. In December, 1999, the Company transferred three skilled nursing facilities, one in Florida and two in Michigan, and terminated its lease of a fourth facility in North Carolina (See Item 13). The Company retained management of these four facilities.

In August 1998, the Company began leasing four skilled nursing facilities totaling 349 licensed available beds, located in Mississippi, North Carolina, Arkansas and Wisconsin. One of these facilities was previously managed by the Company. In October 1998, the Company began leasing six skilled nursing facilities totaling 608 licensed available beds, located in Florida, Arkansas, Kansas, and Wisconsin. In November 1998, the Company began leasing four skilled nursing facilities totaling 675 licensed available beds, located in Florida and Missouri. Together, these transactions are hereafter referred to as the "1998 Leases".

In January 1998, the Company entered into management agreements for six skilled nursing facilities, with a total of 836 licensed available beds, located in North Carolina. These agreements were terminated in September 1999. In February, 1998, the Company entered into a management agreement for a 59-bed rural hospital in northern Florida. In April 1998, the Company entered into management agreements for two skilled nursing facilities, with a total of 174 licensed available beds, located in Virginia.

In October 1998, the Company discontinued its operations of Wellington Nursing and Rehabilitation Center, ("Wellington"), a 140-bed facility located in North Carolina, through a sublease to a third party operator. In November, 1998, the Company closed THS of South Bend, ("South Bend"), a 191-bed skilled nursing facility located in Indiana, which is currently held for sale. In December, 1998, the Company terminated its lease of Maple Heights of Hiawatha ("Hiawatha"), an 81-bed facility located in Kansas.

In December 1997, Centennial acquired a 58-bed skilled nursing facility in St. Petersburg, Florida (the "Florida Facility"), which had previously been managed by the Company since June 1991. The Florida Facility was formerly owned by an affiliate of the president of the Company.

In August 1997, Centennial acquired substantially all of the business and assets of Complex Care, Inc. ("CCI"), a provider of physical, occupational and speech therapy services, through 45 contracts with long-term care facilities.

In May 1997, the Company acquired by merger Total Care Consolidated, Inc. ("Total Care"), a provider of home health services, with 25 home health offices.

In March 1997, the Company acquired a leasehold interest in a 29-bed rural hospital located in Florida. In June 1997, the Company acquired a leasehold interest in a second rural hospital with 36 beds also located in Florida. The above hospital leases together are hereafter referred to as the "Hospitals."

During the second quarter of 1999, the Company continued its evaluation of the effects of the Medicare Prospective Payment System ("PPS") on the profitability of its nursing centers and ancillary businesses. Based on operational results through six months under PPS, the Company noted that profitability at certain of its nursing centers, as well as Paragon, were significantly less than amounts projected in 1998. Accordingly, the Company recorded write-downs of property and equipment and intangible assets (primarily goodwill) at several of its nursing centers totaling approximately $1.2 million and $2.8 million, respectively, during 1999. In addition, the Company wrote off approximately $2.7 million of goodwill associated with Paragon.

In connection with the Company's facility management agreements for several facilities, the Company has made certain advances for working capital needs. The majority of these centers are start-up or development projects and require additional funding for personnel and other operating costs prior to stabilization. The advances are to be repaid from available cash flow and other funds provided by the owners. It is the Company's policy to periodically review the collectibility of its advances based upon several factors, including the projected cash flow of the respective facility, the value of any collateral held by the Company, the owner's financial position and the underlying asset value of the nursing center. During the first six months of 1999, operating cash flow at several of the Company's managed facilities, primarily in North Carolina, declined due to deterioration in census and payor mix. In June 1999, the Company determined that the operational declines noted during 1999 were unlikely to dissipate in the near term and, as a result, the ability of the respective nursing facilities to fully repay cash advanced by the Company was impaired. Accordingly, during the second quarter of 1999, the Company increased its reserve for managed facility advances by $7.8 million. The charge represents the carrying value of advances made to the respective centers considered impaired. The Company provides management support for certain facilities that may, in the future, require additional cash flow advances for operational needs. There can be no assurances as to the future financial stability of these nursing facilities or their respective owners. Due to the changing nature of the long-term care industry, management can make no assurances as to the timing of ultimate collection of these advances or the ultimate amount to be collected. As of December 31, 1999, the carrying value of advances has been adequately stated in the financial statements.

RESULTS OF OPERATIONS

Years Ended December 31, 1999 and 1998

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $342.2 million in 1998 to $368.6 million in 1999, an increase of $26.4 million or 7.7%, resulting from both acquisitions and same store growth. Total revenues associated with the 1998 and 1999 Leases amounted to $104.2 during the year ended December 31, 1999 compared to $13.3 million during the prior period, an increase of $91 million. Revenues from Wellington, South Bend and Hiawatha decreased from $9.1 million in 1998 to $135,000 in 1999, a decrease of $9 million. During 1999, the Company recorded charges to revenue totaling approximately $11.2 million associated with reserves on its prior year cost report settlement receivables and trade accounts receivable for its skilled nursing facilities. Same store nursing facility revenue decreased approximately $10.8 million in 1999 when compared to 1998 due primarily to the decrease in Medicare revenues associated with the advent of PPS that went into effect for the majority of the Company's owned and leased nursing facilities on January 1, 1999. Payor mix at the Company's nursing facilities remained consistent during 1999 as compared to 1998. Occupancy decreased slightly during 1999, falling from 89.6% for the year ended December 31, 1998 to 88% for 1999. Revenues from the Paragon, the Company's subsidiary providing rehabilitation services, decreased by approximately $30 million during 1999 as compared to 1998 due primarily to the loss of 35 therapy contracts subsequent to December 31, 1998 and a general decrease in average revenue per contract. The decrease in revenue per contract is associated primarily with the pass through effect of Medicare PPS rate decreases affecting Paragon's nursing center customers. Revenues from Total Care increased $2.7 million during 1999 as compared to the prior period due to an increase in home health visits during 1999 and increases in Medicare reimbursement rates that went into effect January 1, 1999. Revenues from the Company's two leased rural hospitals decreased from $11.6 million in 1998 to $4.2 million in 1999, a decrease of $7.4 million, attributable primarily to reserves recorded in 1999 on hospital trade accounts receivable.


MANAGEMENT FEES AND OTHER REVENUES. Management fees and other revenues decreased from $15.4 million in 1998 to $9.8 million in 1999, a decrease of $5.6 million, or 36.1% which was primarily attributable to the Company's termination of eight facility management agreements during 1998 and 1999 and the performance of additional fee-generating services to existing managed facilities during 1998.


FACILITY OPERATING EXPENSES. Facility operating expenses increased from $275.5 million in 1998 to $322.1 million in 1999, an increase of $46.6 million or 16.9%, resulting from both acquisitions and same store growth. Operating expenses for the 1998 and 1999 Facility Leases totaled approximated $86 million in 1999 as compared to $11.2 million during 1998, an increase of $74.8 million. Wellington, South Bend and Hiawatha operating expenses declined from $10.4 million in 1998 to $905,000 in 1999, a $9.5 million decrease. During 1999, the Company recorded nonrecurring charges to operating expenses totaling $12.1 million associated with increases in the allowance for bad debt and various accrued liabilities. Same store nursing facility operating expenses declined approximately $11.1 million during 1999 as compared to the prior period, primarily resulting from decreases in therapy and other ancillary costs associated with the renegotiation of the Company's ancillary contracts under the PPS methodology. These gains were offset in part by additional costs associated with continued PPS training during the third quarter of 1999 at the Company's nursing facilities. Operating expenses from Paragon decreased $22.4 million in 1999 as compared to the prior period, due to cost-cutting measures put in place by management in response to the decrease in revenue associated with PPS. Expenses from Total Care increased by approximately $1.9 million associated with an increase in home health visits over 1998.

LEASE EXPENSE. Lease expense increased from $22.9 million in 1998 to $33.3 million in 1999, an increase of $10.4 million, or 45.2%, due primarily to the 1998 and 1999 Facility Leases as well as increases in rent associated with expansion of the Company headquarters office space in 1999.

CORPORATE ADMINISTRATIVE COSTS. Corporate administrative costs increased from $21.5 million in 1998 to $26.4 million in 1999, an increase of $4.9 million, or 22.9%, which was primarily attributable to additional overhead to accommodate the 1998 and 1999 Facility Leases as well as training and transition costs related to the implementation of PPS.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $9.3 million in 1998 to $12.6 million in 1999, an increase of $3.3 million, or 35.4%. This increase is primarily attributable to additional depreciation expense incurred as a result of fixed asset purchases and amortization of management contract and acquisition costs.

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

INTEREST EXPENSE. Interest expense increased from $9.2 million in 1998 to $12.1 million in 1999, an increase of approximately $2.9 million or 31.5%, which was primarily attributable to an increase in the Company's average borrowing rate under its Senior Credit Facility during 1999.

PROVISION FOR INCOME TAXES. Prior to nonrecurring losses in 1998 and 1999 of $21.7 million and $44.5 million, respectively, the Company's effective tax rate increased from 39% in 1998 to 41.5% in 1999, an increase in the rate of 2.5%, due to an increase in the Company's average state tax rate due to the Company's expansion into several new states resulting from the 1998 and 1999 Facility Leases and proportional increase in the effect of nondeductible expenses.


Years Ended December 31, 1998 and 1997

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $296.3 million in 1997 to $342.2 million in 1998, an increase of $45.9 million or 15.5%, resulting from both acquisitions and same store growth. Total revenues associated with the New Facility Leases approximated $13.3 million in 1998. Revenues for the Florida Facility approximated $3.3 million during 1998, and revenues from the Hospitals added approximately $3.1 million to revenues during the year ended December 31, 1998. Revenues associated with the acquisition of TC and the acquisition of the CCI contracts added approximately $9.0 million and $10.7 million, respectively, to revenues during 1998. Same store revenues from home health services for the period from acquisition (May 1997), through December 31, 1997 and the corresponding period in 1998, decreased approximately $3.2 million compared to the prior year due to a decline in home health visits and Medicare rate decreases implemented in 1998. Revenues from PTS, the Company's subsidiary providing intravenous therapy and other services, increased approximately $4.2 million during 1998 over the prior year due to increased volume from existing contracts and the expansion of services provided to both the Company's managed nursing facilities and other third parties. Revenues from existing facilities increased approximately $6.2 million in 1998 when compared to 1997, due primarily to an increase in the quality revenue mix of the facilities due to increasing admissions of higher acuity patients and from an increase in the delivery of specialty services. Revenues at the Company's subsidiary providing therapy services increased approximately $1.3 million in 1998 due primarily to growth in existing contract revenues. This growth was primarily the result of favorable salary equivalency rate changes in certain states in which the Company operates as well as improvements in productivity of the CCI contracts following a short downturn in volume subsequent to the 1997 acquisition.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $6.8 million in 1997 to $9.3 million in 1998, an increase of $2.5 million, or 37.5%, which was primarily attributable to acquisitions and additional depreciation expense incurred as a result of fixed asset purchases during 1997 and 1998.

TERMINATED MERGER COSTS. During the fourth quarter of 1998, the Company recorded approximately $3.6 million of expenses associated with the dissolution of the Proposed Merger.

LOSS ON CLOSURE OF NURSING FACILITY. During the third quarter of 1998, the Company recorded an estimated loss of $4.0 million associated with the closure of THS of Southbend and the relocation of the facility's residents.

PROVISION FOR ASSET REVALUATION. During the third quarter of 1998, the Company recorded write-downs of certain long-lived assets at its nursing facilities and at TCC of $11.0 million and $1.2 million, respectively.

INTEREST INCOME. Interest income increased $1.4 million from approximately $636,000 in 1997, to $2.1 million in 1998. The increase related to interest revenue recorded on working capital advances to managed nursing facilities.

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

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased from 39% in 1997 to 47% in 1998, an increase in the rate of 8%, due to an increase in permanent tax differences associated with the write off of nondeductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash during 1999 was cash flow from operations and borrowings under its Senior Credit Facility with First Union National Bank and NationsBank N.A., as agents and lenders and other lenders named therein (the "Senior Credit Facility"). Cash was used by the Company for capital improvements at several existing facilities, advances under management contracts with certain third parties, principal payments on long-term debt, acquisitions of skilled nursing facilities and payment of loan costs. The Company anticipates utilizing cash from operations and borrowings under its Senior Credit Facility to meet its liquidity requirements in 2000.

During the year ended December 31, 1999, the Company generated $15.9 million in cash flow from operating activities. This was comprised of operating cash before noncash charges and changes in assets and liabilities of approximately $8.7 million combined with positive cash flows associated with a decrease in accounts receivable of $5.9 million, a decrease in prepaid expenses of $600,000 and an increase in accounts payable of $300,000. Included in operating cash flow before noncash charges and changes to assets and liabilities are reserves and other charges to revenue of approximately $19.4 million for the Company's nursing facilities and hospitals associated with increased reserves on prior year cost report settlements and trade receivables. The decrease in accounts receivable of $5.9 million is associated with interim payments on prior year cost reports and exception requests.

The Company used approximately $26.8 million in cash for investing activities. Notes and other receivables from certain third-party owners increased by approximately $10.7 million during the year ended December 31, 1999 associated with cash advances for working capital needs at certain of the Company's managed nursing centers. The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $8.1 million or approximately $1,000 per bed for the period ended December 31, 1999. These expenditures included the expansion of existing facilities and the selected rehabilitation of certain facilities. During 1999, the Company paid approximately $3.8 million in acquisition costs associated with the purchase of the leasehold interests and accounts receivable for the Flatley Facilities. Also during the period, the Company paid $4.1 million for loan fees associated with the refinancing of the Senior Credit Facility.

During 1999, the Company utilized approximately $7.6 million in cash flow from financing activities. This included $9.1 million in proceeds from the transfer of certain nursing facilities to Five Star Healthcare LLC under a profit-sharing arrangement entered into in December 1999. The Company also had net borrowings of approximately $1 million during 1999 under its Senior Credit Facility and repayments on its long-term debt of approximately $3.1 million, inclusive of repayment of $2 million in seller notes associated with the Total Care acquisition.

During the year ended December 31, 1998, the Company used $4.8 million in cash for operating activities. This was comprised of cash flow before noncash charges and changes in assets and liabilities of approximately $23.5 million combined with a $28.3 million increase in working capital. The working capital change is primarily the result of an increase in accounts receivable of $24.4 million attributable to increases in Medicare settlements and routine cost limit exception requests for the 1998 cost reporting year and a buildup in trade receivables associated with 1998 nursing facility acquisitions. The Company used $30.3 million in cash for investing activities in 1998 comprised of capital expenditures of $8 million, advances of $12.4 million to certain of its managed facilities for working capital needs and acquisitions of $7.3 million. The Company financed its operating and investing activities through net borrowings under its Senior Credit Facility of $37.7 million and paid $1.4 million in principal reductions on its long-term debt.

During the year ended December 31, 1997, the Company used $9 million in cash for operating activities. This was comprised of cash flow before noncash charges and changes in assets and liabilities of approximately $22.7 million combined with a $31.8 million increase in working capital. The working capital change is primarily the result of an increase in accounts receivable of $29.1 million attributable to increases in Medicare settlements and routing cost limit exception requests for the 1997 cost reporting year and a buildup in trade receivables associated with the acquisition of Total Care and Complex Care during May 1997 and August 1997, respectively. The Company used $30 million in cash for investing activities in 1997 comprised of capital expenditures of $7.5 million, advances of $8.2 million to certain of its managed facilities for working capital needs and acquisitions of $17.3 million. During 1997, the Company generated $37 from its financing activities including net borrowings under its Senior Credit Facility of $28.7 million, proceeds from issuance of preferred stock of $10 million, net proceeds from issuance of common stock through its initial public offering of $66.7 million and paid $60.7 million in principal reductions on its long-term and subordinated debt.

As of December 31, 1999, the Company had $74.9 million outstanding under its Senior Credit Facility, net of issued standby letters of credit of approximately $6.7 million, and $8.4 million available on this facility. Effective May 28, 1999, the Company amended its Senior Credit Facility to transfer $5.7 million of availability from the lease portion of its commitment to the revolver. Also included in the amendment are reductions in availability under the Senior Credit Facility of approximately $5.7 million, $6 million, $12 million and $12 million during each of the years ended December 31, 1999, 2000, 2001 and 2002, respectively. In addition, the Company is required to fund escrow deposits under the revolver portion of the Senior Credit Facility totaling $6 million, $10 million and $10 million during the years ended December 31, 2000, 2001 and 2002, respectively.

The debt covenants as amended become more restrictive after the first quarter 2001. Management believes it will remain in compliance with its debt covenants through December 2000.

In January 1999, the Company obtained a $5 million Line of Credit from Bank of America, N.A. ("Bank of America"), which bears interest at Bank of America's prime rate or 3% over LIBOR for selected portions and matured on December 31, 1999. This obligation was repaid with $2 million in January 2000 and $3 million in March 2000.

Depending on the outcome, a settlement of the currently pending investigatory subpoena from the Department of Health and Human Services, Office of Inspector General, could result in a substantial liability for the Company. Neither the amount nor timing of any potential liability can, at this time, be estimated with any reasonable certainty. It is, however, possible that resolution of this investigation could have a material adverse effect on the Company's cash flow, results of operations and consolidated financial position.

The Company's ability to generate positive cash flow from operations depends on a number of internal and external factors affecting the long-term care industry, including the timing of payments under governmental and third party payor programs, many of which are beyond the Company's control. In the opinion of management, the Company anticipates meeting its long-term debt repayment obligations, escrow funding, normal operating cash requirements and projected capital expenditures through borrowings under the Senior Credit Facility and cash generated from the operation of the Company's business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued and then superseded by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". These statements require that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS Nos. 133 and 137. SFAS Nos. 133 and 137 are effective for fiscal years beginning after June 15, 2000. The effect on the financial statements upon adoption of SFAS Nos. 133 and 137 has not been determined.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

Interest Rate Risk

The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. As a result of the short-term nature of the Company's cash instruments, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments. Approximately $20.5 million of the Company's notes receivable bear interest at variable rates. Because these rates are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest income of $170,000.
A hypothetical 10% change in interest rates would have an immaterial impact related to the fair value of these instruments. As of December 31, 1999, $44.9 million of the Company's long-term debt bears interest at variable rates. Because these rates are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in interest expense of approximately $427,000. A hypothetical 10% change in interest rates would have an immaterial impact related to the fair value of these instruments. The remaining $70.4 million of long-term debt bears interest at fixed rates.
Because these rates are fixed, a hypothetical 10% change in interest rates would have no impact on interest expense or the fair value of these instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements, together with the reports begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  PricewaterhouseCoopers LLP ("PWC") audited the accounts of the Company and its subsidiaries for fiscal year 1998. On July 13, 1999, the Company informed PWC that it would no longer be engaged as the principal accountant to audit the Company's financial statements for the fiscal year ending December 31, 1999 and terminated the relationship. On July 13, 1999, the Company engaged Arthur Andersen LLP ("Arthur Andersen") as its new independent accountants, effective July 13, 1999.

   PWC's reports on the financial statements for fiscal years 1997 and 1998 did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal year ended December 31, 1998 and during the subsequent interim period, there were no disagreements with PWC, except as described below, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There were no disagreements with PWC during its audits for the years ended December 31, 1998 and 1997, and during the interim period subsequent to 1998, except as described below. During the process of PWC's audit of the December 31, 1998 fiscal year, PWC and the Company had a disagreement regarding the level of reserves required for certain amounts which the Company disputed with its fiscal intermediary. The Company disputed the fiscal intermediary's conclusions and filed an administrative appeal to these conclusions. PWC held the position that the Company should record a $2.5 million reserve against the approximately $4 million in dispute. The Company believed that no additional reserve was required. This matter resulted in several prolonged discussions between PWC and senior management of the Company, with the Company ultimately recording a reserve for $2 million. During 1998 and 1997, PWC advised the Company that it believed that significant deficiencies existed in the design and operation of the Company's internal control structure that could adversely affect the Company's ability to record, process, summarize and report financial information on an accurate and timely basis.

   At the Company's request, PWC furnished a letter addressed to the Securities and Exchange Commission stating it agreed with the statements made by the Company in response to Item 304 of Regulation S-K under the Exchange Act in the Company's Form 8-K dated July 13, 1999.

   The decision to change accountants was recommended by the Company's management and approved by the Company's board of directors. During fiscal year 1998 and through July 13, 1999, the Company had not consulted with Arthur

Andersen concerning its financial statements, including the following items: an audit of the Company's financial statements as the principal accountant, an audit of a significant subsidiary as an independent accountant, the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or any matter which concerned a disagreement or "reportable event" with the previous accountants. The Company did, however, consult with Arthur Andersen in May 1999 and June 1999 concerning acting as the Company's independent auditors.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Company
------------------------

   J. Stephen Eaton (age 49) is Chairman of the Board of the Company and has served as its President and Chief Executive Officer since founding the Company in 1989. From 1982 to 1988, Mr. Eaton served in various executive positions (including Vice President) at Consolidated Resources Corporation of America and its successors ("CRCA"). When the Company acquired CRCA in 1990, CRCA served as the general partner of private and public limited partnerships that owned in excess of 31 long-term care and assisted living facilities. Mr. Eaton also serves as a director of Saint Joseph's Mercy Care Corporation, a non-profit corporation based in Atlanta, Georgia which provides mobile health services to the homeless and other underserved populations, and of Saint Joseph's Health System, a major tertiary care hospital and health system in Atlanta, Georgia. Mr. Eaton's term as a Director runs until the Annual Meeting of the Shareholders of the Company in 2001.

   Alan C. Dahl (age 39) has served as Executive Vice President, Chief Financial Officer, Treasurer and Director of the Company since January 1996. From February 1991 to December 1995, he served as Senior Vice President of the Company. Mr. Dahl has been involved in health care finance for the past 14 years. Mr. Dahl was previously senior vice president of Southmark Public Syndications, Inc., a subsidiary of Southmark Corporation. Mr. Dahl, a certified public accountant, also worked in the tax department at Arthur Young & Company. Mr. Dahl's term as a Director runs until the Annual Meeting of the Shareholders of the Company in 2000.

   Andrew M. Paul (age 44) has served as a Director of the Company since January 1996. Mr. Paul serves as a general partner of the sole general partner of Welsh, Carson, Anderson & Stowe, VI, L.P. ("WCAS VI"), a private equity investment fund. Prior to joining WCAS VI in 1984, Mr. Paul was an associate in Hambrecht & Quist's venture capital group. From 1978 to 1981, he was a systems engineer and later a marketing representative for International Business Machines Corporation. Mr. Paul serves as a director of Accredo Health, Inc., a provider of specialized contract pharmacy and related services to patients with chronic diseases. Mr. Paul's term as a Director runs until the Annual Meeting of the Shareholders of the Company in 2001.

   James B. Hoover (age 45) has served as a Director of the Company since January 1996. Mr. Hoover has served as a general partner of the sole general
partner of WCAS VI since 1992.   From 1984 to 1992, Mr. Hoover served as a
general partner of Robertson, Stephens & Co. ("RS&Co."), an investment banking firm specializing in the financing of emerging growth companies, with particular emphasis in the health care industry. Prior to joining RS&Co., Mr. Hoover was vice president of the Investment Management Group of Citibank, N.A., from 1977 to 1984. Mr. Hoover serves as a director of Housecall Medical Resources, Inc. and U.S. Physical Therapy, public traded companies, as well as five private companies. Additionally, Mr. Hoover is a member of the Special Projects Committee of Memorial Sloan-Kettering Cancer Center which raises funds and evaluates funding proposals from physicians interested in pursuing cancer research projects. Mr. Hoover's term as a Director runs until the Annual Meeting of the Shareholders in 2002.

   Bertil D. Nordin (age 65) has served as a Director of the Company since March 1997. Mr. Nordin is currently an investor and advisor. From 1990 to 1994, Mr. Nordin served as chairman of the board of Digital Communications Associates,

Inc. ("DCA"), a telecommunications company. Mr. Nordin was also president and chief executive officer of DCA from 1981 to 1990. Mr. Nordin serves as a director for TechForce Corporation, a public company, and the Atlanta Symphony Orchestra. Mr. Nordin's term as a Director runs until the Annual Meeting of the Shareholders in 2002.

   Charles D. Nash (age 56) has served as a Director of the Company since October 1998. Mr. Nash has served as Managing Director of Nash Equity Capital, Inc., a capital markets and strategic corporate advisor company, since 1997. From 1991 to 1997, Mr. Nash was Managing Director and Corporate Finance Executive for Interstate/Johnson Lane, an investment banking company where his focus was on initial public offerings, mergers and acquisitions, and other public and private debt and equity transactions. Mr. Nash's term as a Director runs until the Annual Meeting of the Shareholders in 2002.

   Bob L. Wood (age 55) has served as a Director of the Company since January 2000. Mr. Wood serviced as president and chief executive officer of Nations Healthcare, Inc., a home-health company, from 1995 to 1999. From 1993 to 1995, Mr. Wood was an independent healthcare consultant working with troubled healthcare companies in all aspects of operational and financial management. Mr. Wood's term as a Director runs until the annual meeting of the shareholders in 2000.

With the exception of Messrs. Eaton and Dahl, none of the directors are, or have been, employed by any parent, subsidiary or other affiliate of the Company. There are no family relationships between any directors or executive officers.

Meetings and Committees

     During 1999, the Board met six times (including regularly scheduled and special meetings). All of the directors attended at least 75% of all meetings of the Board and the committees on which they served in 1999.

     Audit Committee. The Board has established an Audit Committee that consists of Messrs. Nash and Nordin. Mr. Nordin is chairman and Mr. Eaton is an ex-officio, non-voting member of the Audit Committee. The Audit Committee is responsible for (a) recommending to the Board the firm to be employed as independent auditors of the Company, and (b) meeting with the Company's independent auditors at least annually to review (i) the scope of audit and non-audit assignments and related fees, (ii) accounting principles used by the company in financial reporting, and (iii) the adequacy of the Company's internal control procedures. During 1999, the Audit Committee held two meetings.

     Compensation Committee. The Board has established a Compensation Committee that consists of Messrs. Eaton and Paul and, until his resignation from the Board in September 1999, Mr. Robert Ortenzio. Mr. Paul is chairman of the Compensation Committee. The Compensation Committee is responsible for (a) reviewing, approving, recommending and reporting to the Chief Executive Officer and the Board matters regarding the compensation of the Company's executive officers and other key employees and compensation levels or plans affecting the compensation of the Company's other employees and (b) administering the Company's 1994 Stock Option Plan, 1996 Executive Stock Plan, 1996 Employee Stock Option Plan and 1997 Stock Plan (collectively, the "Stock Plans"). During 1999, the Compensation Committee acted by unanimous written consent in lieu of a meeting on one occasion and did not grant any stock options.

     Nominations for directors are made by the Board. The Bylaws require an advance notice procedure for the nomination, other than by or at the direction of the Board or a committee thereof, of candidates for election as directors (the "Nomination Procedure"). Notice to the Company from a shareholder who proposes to nominate a person at a meeting for election as a director generally must be given not less than 120 nor more than 150 days prior to the anniversary of the date that notice of the annual meeting of shareholders was given in the preceding year and must contain: (i) the name and record address of the shareholder who intends to make the nomination; (ii) the name, age and residence address of the nominee; (iii) the principal occupation or employment of the nominee; (iv) the class, series and number of shares held of record, beneficially and by proxy, by the shareholder and the nominee as of the record date of such meeting (if such record date is publicly available) and as of the date of such notice; and (v) such other information relating to the nominee proposed by such shareholder as is required to be included if the Company is then subject to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the written consent of each nominee to be named in the proxy statement and to serve as a director of the Company if so elected. The presiding officer of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the Nomination Procedure. Although the advance notice provisions do not give the Board any power to approve or disapprove shareholder nominations by the Company, they may have the effect of precluding a contest for the election of directors if the procedures established by the Bylaws are not followed and the effect of discouraging or deterring a third party from conducting a solicitation of proxies to elect its own slate of directors, without regard to whether consideration of such nominees might be harmful or beneficial to the Company and its shareholders.

Compensation of Directors
-------------------------

     All members of the Board are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at Board and committee meetings. Non-Employee Directors (as defined pursuant to Rule 16b-3 under the Exchange
Act) receive $8,000 annually (paid in four quarterly installments) and $1,000 for each meeting of the Board or any committee of the Board (except for telephonic meetings and committee meetings held on the same day as a Board meeting) for their services as Non-Employee Directors. Pursuant to the Company's 1997 Stock Plan, Mr. Nash, Mr. Paul and Mr. Hoover each received an automatic grant of 2,069 options to purchase the Company's Common Stock in 1999. During 1999, the 1997 Stock Plan was amended and directors are now eligible for grants of non-qualified stock options at the discretion of the Compensation Committee, instead of receiving automatic grants of options.


Executive Officers of the Company
---------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's executive officers and key employees are as follows:


OFFICERS                   Age                  Position
--------                   --- ----------------------------------------------

J. Stephen Eaton           49  Chairman of the Board, President and Chief
                               Executive

Kent C. Fosha, Sr.         58  Executive Vice President of Operations

Alan C. Dahl               39  Executive Vice President, Chief Financial
                               Officer, Treasurer and Director

Lawrence W. Lepley, Jr.    55  President of Paragon Rehabilitation, Inc.

KEY EMPLOYEES
-------------

Wayne H. Mayo              56  Senior Vice President of Operations -
                               Eastern Division

Clay F. Crosson            42  Senior Vice President of Operations -
                               Western Division


   Kent C. Fosha, Sr. has served as Executive Vice President of Operations
   ------------------
since January 1996 and also serves as President of Centennial HealthCare Management Corporation. He joined the Company in 1990 and served as the Company's senior vice president of operations until January 1996. Mr. Fosha has over 25 years experience in all aspects of nursing home management, including the supervision of multistate operations for National Heritage, Inc. and Beverly Enterprises. Mr. Fosha, a licensed nursing home administrator, has served as president of the Georgia Healthcare Association and has served on several long-term care related committees.


   Lawrence W. Lepley, Jr., has served as President of Paragon Rehabilitation
   ------------------------
Inc., a subsidiary of the Company ("Paragon"), since its inception in 1989. Mr. Lepley has 34 years of experience in the health care industry, having previously served as vice president of development and general counsel for a corporation specializing in head injury rehabilitation. Mr. Lepley has also served as vice president, corporate attorney and lobbyist for the Tennessee Hospital Association. Mr. Lepley began his health care career as a pharmacist in both hospital and retail settings, and he maintains licenses in pharmacy and law in the state of Tennessee.

   Wayne H. Mayo has served as Eastern Division Senior Vice President of
   -------------
the Company since January 1997. Prior to becoming the Eastern Division Vice President, Mr. Mayo served as Regional Vice President from 1991 to 1996, and he was responsible for the Company's Eastern region of facilities. Mr. Mayo was previously regional vice president of operations for Vantage Healthcare Corporation and also served as regional vice president of operations for Medco Centers, Inc. for seven years. Mr. Mayo has 26 years of experience and is a member of the American College of Health Care Administrators.

   Clay F. Crosson has served as Western Division Senior Vice President of
   ---------------
the Company since February 1997. Prior to joining the Company in 1997, Mr. Crosson as vice president of operations and a member of the board of directors for CareMore, Inc. for five years. Previous to that, Mr. Crosson served 11 years at National HealthCorp, L.P. in various capacities. Mr. Crosson has a master of business administration degree and 20 years of experience in long-term care, subacute care, home health care, managed care and assisted living. Mr. Crosson is a Fellow of the American College of Health Care Administrators, and holds certifications in SubAcute Administration and Nursing Home Administration. He presently serves as National Chairman of ACHCA and is a board member of Georgia's Nursing Home Administrators Licensure Board.

Information concerning Messrs. Eaton and Dahl is included above under "Directors of the Company."

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

   Section 16(a) of the Exchange Act requires executive officers and directors of the Company and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to the Company, with respect to each such person's beneficial ownership of the Company's equity securities. Based solely upon a review of the copies of such reports furnished to the Company and certain representations of such persons, the Company believes that all filings were timely.

ITEM 11.  EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION


Summary Compensation Table

   The following table sets forth certain information concerning the compensation paid to the Company's Chief Executive Officer and each of the Named Executive Officers whose salary and bonus compensation for the year ended December 31, 1999 exceeded $100,000.


                                 Annual Compensation                                      Long-Term Compensation
       ----------------------------------------------------------------------             ----------------------
                                                                                       Securities
       Name and                                                         Annual         Underlying      All Other
  Principal Position      Year      Salary($)(1)     Bonus($)(2)    Compensation($)    Options(#)    Compensation($)
 --------------------   --------   --------------   -------------   ---------------   ------------   ---------------
J. Stephen Eaton          1999        $367,500              -           13,998(3)             -                -
  President and Chief     1998         350,000         120,000          11,846(3)             -                -
  Executive Officer       1997         309,000              -            6,931(3)         34,485               -

Kent C. Fosha, Sr.        1999         228,979              -            6,818(3)             -                -
  Executive Vice          1998         211,985          72,000           5,309(3)         50,000               -
  President               1997         180,250              -            3,059(3)         17,242               -

Alan C. Dahl              1999         233,015              -            7,496(4)             -                -
  Executive Vice          1998         211,985          75,000           7,903(4)         50,000               -
  President and Chief     1997         180,250              -           10,118(4)         17,242               -
  Financial Officer

Lawrence W. Lepley, Jr.   1999         199,800          53,400           8,181(4)             -                -
  President of Paragon    1998         182,685          69,000           7,202(4)         50,000               -
  Rehabilitation, Inc.    1997         158,295         116,000           9,392(4)          4,028               -

__________________________

(1) Represents annual salary, including compensation deferred by the Named Executive Officers pursuant to the Company's 401(k) Plan.
(2) Represents annual bonuses earned by the Named Executive Officers for the period indicated.
(3) Includes insurance for Messrs. Eaton, Fosha and Dahl which provides for reimbursement for health and dental costs in excess of the amount payable under the Company's group health and dental plan.
(4) Includes $677, $1,202 and $1,211 as matching 401(k) contribution and an automobile allowance of $8,715, $6,000 and $6,970 for 1997, 1998 and 1999
     respectively.

Options Grants in Last Fiscal Year
----------------------------------

No stock options or appreciation rights were granted to the Chief Executive Officer and each of the named Executive Officers for the year ended December 31, 1999.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value
-------------------------------------------------------------------------------

   The following table sets forth certain information concerning option holdings for the fiscal year ended December 31, 1999 with respect to the Chief Executive Officer and each of the Named Executive Officers of the Company. No options or stock appreciation rights were exercised during such year and no stock appreciation rights were outstanding at the end of such year.

                              Securities Underlying                    Value of
                                    Number of                         Unexercised
                                   Unexercised                       In-the-Money
                                     Options                            Options
                                  at FY-End (#)                     at FY-End ($)(1)
                                  -------------                     ----------------
Name                       Exercisable   Unexercisable         Exercisable   Unexercisable
----                       -----------   -------------         -----------   -------------
J. Stephen Eaton             149,433               -                   -               -

Kent C. Fosha, Sr.           117,083               -                   -               -

Alan C. Dahl                 105,488               -                   -               -

Lawrence W. Lepley, Jr.       60,344               -                   -               -

_____________________________

(1) Based on a closing price of $3.00 per share of Common Stock on December 31, 1999.


Employment Contracts, Termination of Employment and Change-in-Control
---------------------------------------------------------------------
Arrangements
------------

     On December 31, 1995, the Company entered into employment agreements with Messrs. Eaton, Dahl and Fosha (the "Employment Agreements"). The Employment Agreements provide for a base salary, an annual bonus, and an amount for fees incurred for legal, accounting or other professional advice. The base initial salaries for Messrs., Eaton, Dahl and Fosha total $300,000, $175,000 and $175,000 respectively. These base salaries are reviewed at least once annually on May 1 by the Compensation Committee of the Board of Directors to determine whatever increase may be merited, with the minimum annual increase equal to the increase in the Consumer Price Index as published by the U.S. Department of Labor, Bureau of Labor Statistics, for the period since the last annual review ("Consumer Price Index"). In addition, each of these employees is eligible to participate in the 1996 Executive Stock Plan, management incentive programs, retirement, welfare and other benefit plans or programs of the Company, including, at the Company's sole expense, health, dental and hospitalization insurance coverage. Unless earlier terminated as provided therein, the Employment Agreements continue until December 31, 1998 (or 1999 for Mr. Eaton), and extend automatically each day for an additional day so that the remaining term continues to be two years for Mr. Eaton and one year for Messrs. Dahl and Fosha.

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

     Paragon may terminate the Lepley Agreement upon the death or disability of Mr. Lepley or for cause as defined therein, or after the vote of a majority of the Company's board of directors in favor of termination. Mr. Lepley may terminate his employment for Good Reason (as defined below) within a 90-day period beginning on the 30th day after a Change in Control of the Company (as defined above) or within a 90-day period beginning on the one-year anniversary of a Change in Control of the Company. If Paragon terminates the Lepley Agreement for reasons other than for cause, or if Mr. Lepley terminates his employment for Good Reason, then Paragon must pay Mr. Lepley (or, in the case of death, his estate) for 12 consecutive months thereafter one-twelfth of his salary at the rate in effect on his termination date. If the Lepley Agreement is terminated due to death or disability, or by Mr. Lepley for Good Reason, then the restrictions on any outstanding incentive awards, including stock options, would lapse and such incentive awards would immediately vest. Mr. Lepley agrees to maintain the confidentiality of Paragon's trade secrets and agrees, for a period of one year following termination, not to compete with or solicit employees or customers of Paragon. For the purposes of the Lepley Agreement, Good Reason includes an occurrence after a Change in Control such as an adverse change in the employee's status, title, position or responsibilities' reduction in base salary or other compensation or benefits; or a material breach of the terms of the Lepley Agreement.

     After the consummation of the tender offer by Acquisition, the Company or Paragon intend to enter into new employment agreements with Messrs. Eaton, Dahl, Fosha and Lepley that provide for an annual base salary, an annual target bonus of 25% of base salary, severance payments following termination without "Cause" or with "Good Reason" (as such terms are defined in the new agreements) and, in the case of Mr. Eaton, a stock repurchase requirement.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee of the board of directors are J. Stephen Eaton, Andrew M. Paul and Robert A. Ortenzio (until his resignation in September 1999). Mr. Paul is or has been an officer or employee of the Company or any of its subsidiaries and Mr. Ortenzio was not an officer or employee. Mr. Paul is a general partner of the general partner of Welsh, Carson Anderson & Stowe VI, L.P., a significant shareholder of Centennial. Mr. Eaton is the Chairman of the Board, President and Chief Executive Officer of the Company.

     Transactions involving Mr. Eaton and his affiliates are described in Item 13 "Certain Relationships and Related Transactions"


                        REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee is responsible for ensuring that a proper system of short and long-term compensation is in place to provide performance-oriented incentive to management.

     The Compensation Committee administers the Company's executive compensation program, including determination of salary and bonus compensation for the Chief Executive Officer and the Named Executive Officers and determination of the nature, time and amounts of options grants to such executive officers under the Company's Stock Plans. The Compensation Committee's report for 1999 is as follows:

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


Chief Executive Officer Compensation

     Based on its assessment of the performance of the Company and Mr. Eaton's performance during 1999, the Compensation Committee (composed of Messrs. Paul and Ortenzio for this purpose) increase Mr. Eaton's base salary from $350,000 to $367,000.


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


                                        COMPENSATION COMMITTEE

                                        Andrew M. Paul, Chairman
                                        J. Stephen Eaton



                            STOCK PERFORMANCE GRAPH


     The following line graph compares the yearly percentage in cumulative shareholders return on the Common Stock with (a) the performance of a broad equity market indicator, and (b) the performance of a peer group index. The graph compares the percentage change in the return of the Common Stock since July 2, 1997 with the cumulative total return on the NASDAQ Index and the Peer Group identified by the Company (which group includes Beverly Enterprises, Inc., Genesis Health Ventures, Inc., Integrated Health Services, Inc., Mariner Post-Acute Network, Inc., Sun Healthcare Group Inc., Vencor, Inc., Advocat Inc., National Healthcare L.P. and Manor Care Inc.) over such period. The Peer Group companies include the long-term care organizations most similar to the Company, and most of the other publicly traded long-term care organizations. The commencement date for this comparison is the date on which the Company's Common Stock was first publicly traded. The stock price performance graph assumes an investment of $100 in the company on July 2, 1997 and an investment of $100 in the two indexes on July 2, 1997 and further assumes the reinvestment of all dividends. The stock price performance, presented monthly for the period from July 2, 1997 through December 31, 1999 is not necessarily indicative of future results. Information used in this graph was obtained from Zack's Investment Research, a source believed to be reliable, but the Company is not responsible for errors or omissions in such information.

                                    [GRAPH]



               7/2/97    1997     1998     1999
               ------  -------  -------  -------
Centennial      $100   $142.19  $ 96.87  $ 18.75

Nasdaq          $100   $109.63  $154.11  $278.75

Peer Group      $100   $100.38  $ 49.78  $ 28.04




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

                     COMMON STOCK OWNERSHIP BY MANAGEMENT
                          AND PRINCIPAL SHAREHOLDERS

     The following table sets forth the beneficial ownership of shares of Common Stock as of March 31, 2000 for (i) directors of the Company, (ii) the Chief Financial Officer and each of the four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"), (iii) the directors and executive officers of the Company as a group and (iv) each person who is a shareholder of the Company holding more than a five percent interest in the Company.


                                                  Number of            Percent of
                                                  Shares of           Common Stock
                                                 Common Stock         Beneficially
Name of Beneficial Owner                    Beneficially Owned (1)       Owned
------------------------                    ----------------------    ------------
Welsh, Carson, Anderson & Stowe VI, L.P.         2,520,193 (2)            21.1%
WCAS Capital Partners II, L.P.                     246,896 (3)             2.1
WCAS Healthcare Partners, L.P.                      81,384 (4)              *
J. Stephen Eaton                                 1,264,804 (5)            10.6
Goldman Sachs Asset Management                   1,473,000 (6)            12.4
South Atlantic Venture Fund II,
      Limited Partnership                          798,963 (7)             6.7
Lawrence W. Lepley, Jr.                            196,569 (8)             1.6
Alan C. Dahl                                       198,280 (9)             1.6
Kent C. Fosha, Sr.                                 126,023 (10)             *
Andrew M. Paul                                      16,845 (11)             *

Bertil D. Nordin                                   21,983 (12)              *
James B. Hoover                                    17,602 (13)              *
Charles D. Nash                                    12,414 (14)              *
Bob L. Wood                                             0 (15)              *
All other executive officers and directors
as a group (9 persons)                          1,809,090                 15.2

______________________________________

*  Less than 1.0%

(1) Based on an aggregate of 11,923,618 shares of Common Stock issued and outstanding as of March 31, 2000. Includes shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days. Each person named above has sole voting and dispositive power with respect to all shares listed opposite such person's name, except as otherwise noted.
(2) The shareholder's address is 320 Park Avenue, Suite 2500, New York, New York 10022-6815.
(3) The shareholder's address is 320 Park Avenue, Suite 2500, New York, New York 10022-6815.
(4) The shareholder's address is 320 Park Avenue, Suite 2500, New York, New York 10022-6815.
(5) Includes 149,433 shares purchasable upon exercise of stock options that are currently exercisable or will be come exercisable within 60 days. The shareholder's address is 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.
(6) Based on Schedule 13GVA of shareholder filed on February 9, 1999. The shareholder's address is 85 Broad Street, New York, New York 10004.
(7) The shareholder's address is 614 West Bay Street, Suite 200, Tampa, Florida 33606-2704.
(8) Includes 60,344 shares purchasable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days, and 26,500 shares beneficially owned by Mr. Lepley's wife, of which Mr. Lepley disclaims beneficial ownership. The shareholder's address is 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.
(9) Includes 105,558 shares purchasable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days. The shareholder's address is 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.
(10) Includes 117,053 shares purchasable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days. The shareholder's address is 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.
(11) Includes 4,138 shares purchasable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days. Excludes 2,520,193 shares of Common Stock owned by Welsh, Carson, Anderson & Stowe VI, L.P. ("WCAS VI"), 246,896 shares of Common Stock owned by WCAS Capital Partners II, L.P. ("WCAS CP II") and 81,384 shares of Common Stock owned by WCAS Healthcare Partners, L.P. ("Healthcare Partners"). Mr. Paul, as a general partner of the respective sole general partners of each of WCAS VI, WCAS CP II and Healthcare Partners may be deemed to beneficially own the shares owned by WCAS VI, WCAS CP II and Healthcare Partners. Mr. Paul disclaims beneficial ownership of such shares. The shareholders address is 320 Park Avenue, New York, New York 10022-6815.
(12) Includes options to acquire 14,483 shares that are currently exercisable or will become exercisable within 60 days. Does not include 206,214 shares held by South Atlantic Venture Fund III, Limited Partnership ("South Atlantic") of which Mr. Nordin is a special limited partner. Mr. Nordin disclaims beneficial ownership of the shares owned by South Atlantic. The shareholder's address is 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.
(13) Includes 4,138 shares purchasable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days and shares held by Mr. Hoover or by the James B. Hoover IRA. Does not include 2,767,089 shares held by WCAS VI and WCAS CP II, of which Mr. Hoover serves as a general partner of the sole general partner or limited partner of the sole general partner. Mr. Hoover disclaims beneficial ownership of these shares. The shareholder's address is Dauphin Capital Partners, 108 Forest Avenue, Locast Valley, New York 11560.
(14) Includes 12,414 shares purchasable upon exercise of stock options that are currently exercisable or will become exercisable with in 60 days. The shareholders address is 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.
(15) Mr. Wood's address is 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.

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

     On June 22, 1999, Messrs. Eaton and Dahl acquired 100% of the capital stock of EBT Healthcare, Inc., general partner of EBI Healthcare, Ltd.("EBT"), as well as all limited partnership interests in EBT. The Company currently leases twelve facilities from EBT pursuant to leases entered into prior to the acquisition of EBT by Messrs. Eaton and Dahl.

     On December 1, 1999, the Company sold three skilled nursing facilities owned by it to entities owned by Five Star Healthcare LLC ("Five Star"). The Company also terminated a lease, which was then purchased by an entity owned by Five Star. Five Star is wholly-owned by entities wholly-owned by Messrs. Eaton and Dahl and their respective spouses. The Company continues to manage these facilities pursuant to management agreements. Under these management agreements, the Company has agreed to indemnify the owners against certain of the Company's acts or omissions.

     The Company and each of the Five Star entities entered into Indemnity Agreements whereby the Company agreed to indemnify and hold these entities harmless from any loss or liability asserted against amounts due such entities for services provided to Medicare or Medicaid patients on or after December 1, 1999 as a result of the pending investigation of the Company by the Department of Health and Human Services, Office of Inspector General.

     See Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

        Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

(2)     Financial Statement Schedules

        Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

                                 Exhibit Index


Exhibit                           Description
-------    --------------------------------------------------------------------
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
           by and among Centennial HealthCare Corporation and the Borrowers named therein, the Lenders named therein, and Core States Bank, N.A. and NationsBank, N.A., as lenders and agents for the lenders named therein

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
           Limited Partnership and WelCare/Ashton Properties, Inc. n/k/a Centennial/Ashton Properties Corporation ("CAPC"), dated December
           20, 1994 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.10  --  [Amended and Restated Lease Agreement by and between EBT Healthcare
           Properties, L.P. and CHPC dated July 6, 1994 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)]

10.11  --  Operating Lease by and between Health Care Property Investors, Inc.
           and Cardinal of Indiana, Inc., as amended by that certain Amendment to Operating Lease dated November 1, 1993, as amended by that certain Second Amendment to Operating Lease dated April 1, 1994, as amended by that certain Third Amendment to Operating Lease dated March 31, 1995, as amended by that certain Fourth Amendment to Operating Lease dated January 1, 1996, as assigned (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.12  --  Lease Agreement by and between Healthcare Realty Trust Incorporated and Cardinal Development Co., Inc. ("Cardinal"), as amended by that certain Amendment Number One to Lease Agreement dated November 1, 1993, as assigned to TMP pursuant to that certain Lease Agreement, Consent and Release dated March 1, 1994 (incorporated by reference to
           Exhibit 10.16 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.13  --  Lease Agreement by and between House Investments - Nursing Homes
           Partners T and THP dated November 1, 1993 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.14  --  Operating Lease by and between HCPI Charlotte, Inc. and TMP dated
           June 19, 1995 (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).

10.15  --  Amended and Restated Management Agreement by and between Montclair
           Medical Investors, Ltd., and CHMC dated January 1, 1995 (incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended)

10.16  --  Purchase Option Agreement dated as of December 1, 1999 by and between
           Centennial HealthCare Management Corporation and Cypress Investors, LLC, Dolphins View Investors, LLC, Hilltop Manor Investors, LLC, Kannapolis Investors, LLC and Mather Investors, LLC.

10.17  --  Long Term Care Facility Management Agreement dated December 1, 1999, by and between Hilltop Manor Investors, LLC and CHMC, regarding the management of Hilltop Manor Health Care Center.

10.18  --  Indemnity Agreement dated December 1, 1999, by and between Centennial
           HealthCare Corporation and Hilltop Manor Investors, LLC, regarding Hilltop Manor Health Care Center.

10.19  --  Indemnity Agreement dated December 1, 1999, by and between Centennial
           HealthCare Corporation and Cypress Investors, LLC, regarding Cypress Manor Health and Rehabilitation Center.

10.20  --  Indemnity Agreement dated December 1, 1999, by and between Centennial
           HealthCare Corporation and Dolphins View Investors, LLC, regarding Cypress Manor Health and Rehabilitation Center.

10.21  --  Indemnity Agreement dated December 1, 1999, by and between Centennial
           HealthCare Corporation and Mather Investors, LLC, regarding Mather Nursing Center.

10.22  --  Indemnity Agreement dated December 1, 1999, by and between Centennial
           HealthCare Corporation and Kannapolis Investors, LLC, regarding THS of Kannapolis.

21.1   --  List of Subsidiaries

27.1   --  Financial Data Schedule

99.1   --  Cautionary Statements Regarding Forward-Looking Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Company has duly caused this Form 10-K to be signed on behalf of the undersigned, thereunto duly authorized, on April 14, 2000.

                       CENTENNIAL HEALTHCARE CORPORATION


                /s/  J. Stephen Eaton
             By:-----------------------------------------------
                J. Stephen Eaton
                Chairman, President and Chief Executive Officer

     Pursuant to the Requirements of the 1934 Act, this Form 10-K has been signed below by the following persons in the capacities indicated on April 14, 2000.

SIGNATURES

/s/ J. Stephen Eaton             Chairman, President and Chief    April 14, 2000
-----------------------------    Executive Officer
J. Stephen Eaton


/s/ Alan C. Dahl                 Executive Vice President, Chief  April 14, 2000
-----------------------------    Financial Officer and Director
Alan C. Dahl


/s/ Andrew M. Paul               Director                         April 14, 2000
-----------------------------
Andrew M. Paul


/s/ Bob L. Wood                  Director                         April 14, 2000
-----------------------------
Bob L. Wood


/s/ Bertil D. Nordin             Director                         April 14, 2000
-----------------------------
Bertil D. Nordin


/s/ Charles D. Nash              Director                         April 14, 2000
-----------------------------
Charles D. Nash

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                                                                   Page
                                                                   -----

Report of Independent Public Accountants..........................  F-2
Report of Independent Accountants.................................  F-3
Consolidated Balance Sheets at December 31, 1999 and 1998.........  F-4
Consolidated Statements of Operations for the years
  ended December 31, 1999, 1998 and 1997..........................  F-5
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997..........................  F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997................................  F-7
Notes to Consolidated Financial Statements........................  F-8
Quarterly Consolidated Financial Information (Unaudited)..........  F-29
Financial Statement Schedules (a):
  Schedule II - Valuation and Qualifying Accounts for the
  years ended December 31, 1999, 1998 and 1997....................  F-30
----------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Centennial HealthCare Corporation:

    We have audited the accompanying consolidated balance sheet of Centennial HealthCare Corporation (a Georgia corporation) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1999. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centennial HealthCare Corporation and subsidiaries as of December 31, 1999 and the consolidated results of their operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      /s/ Arthur Andersen LLP
Atlanta, Georgia
March 31, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Centennial HealthCare Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Centennial HealthCare Corporation and its subsidiaries (the "Company") at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                      /s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
April 7, 1999

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       December 31
                                                                          -----------------------------------
                                                                               1999                   1998
                                                                          ------------           ------------
                            ASSETS
Current assets:
 Cash and cash equivalents........................................           $  1,790               $  5,047
 Patient accounts receivable and third-party payor settlements, net of allowance for doubtful accounts of approximately $6,426
  and $4,963 in 1999 and 1998, respectively.......................             71,220                 99,910
 Other receivables................................................              3,420                  4,382
 Deferred income taxes............................................              6,986                  3,738
 Prepaid expenses and other current assets........................              1,491                  2,250
                                                                             --------               --------
  Total current assets............................................             84,907                115,327

 Property and equipment, net......................................             75,524                 74,813
 Notes and advances receivable, net...............................             39,915                 37,893
 Intangible assets, net of accumulated amortization of $7,184 and
  $4,240 in 1999 and 1998, respectively...........................             41,145                 42,804
 Deferred income taxes............................................             14,297                  3,496
 Other assets.....................................................              8,557                 10,999
                                                                             --------               --------
  Total assets....................................................           $264,345               $285,332
                                                                             ========               ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt.............................           $  7,263               $  3,534
 Checks issued against future deposits............................             10,815                  6,403
 Accounts payable and accrued expenses............................             16,871                 22,653
 Accrued payroll..................................................             12,225                 12,467
 Accrued lease payable............................................              3,937                  3,863
 Estimated merger dissolution costs...............................                  -                  3,248
 Other liabilities................................................              8,098                  6,034
                                                                             --------               --------
  Total current liabilities.......................................             59,209                 58,202
Long-term debt, less current maturities...........................            108,076                112,849
Other long-term liabilities.......................................              9,247                    598
                                                                             --------               --------
                                                                              176,532                171,649

Commitments and contingencies
Shareholders' equity:
 Common stock with par value of $.01; 50,000,000 shares
  authorized; 11,923 shares issued and outstanding................                119                    119
 Paid-in capital..................................................            102,015                102,015
 Retained (deficit) earnings......................................            (13,971)                11,899
                                                                             --------               --------
                                                                               88,163                114,033
Note receivable from shareholder..................................               (350)                  (350)
                                                                             --------               --------

  Net shareholders' equity........................................             87,813                113,683
                                                                             --------               --------
  Total liabilities and shareholders' equity......................           $264,345               $285,332
                                                                             ========               ========



See accompanying notes to consolidated balance sheets.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   For the year ended
                                                                                       December 31
                                                                 ------------------------------------------------------
                                                                       1999                1998                1997
                                                                 --------------      --------------      --------------
Revenues:
  Net patient service revenues................................         $368,655            $342,203            $296,321
  Management fees and other revenues..........................            9,874              15,442               7,952
                                                                       --------            --------            --------
    Total revenues............................................          378,529             357,645             304,273
                                                                       --------            --------            --------
Expenses:
  Facility operating expenses:
    Salaries, wages and benefits..............................          208,455             182,801             154,841
    Other operating expenses..................................          113,596              92,688              79,418
  Lease expense...............................................           33,309              22,946              21,740
  Corporate administrative costs..............................           26,445              21,515              16,055
  Depreciation and amortization...............................           12,588               9,292               6,760
  Loss on closure of nursing facility.........................                -               4,010                   -
  Provision for asset revaluation.............................           14,530              12,152                   -
  Terminated merger transaction costs.........................           (2,583)              3,619                   -
                                                                       --------            --------            --------
    Total operating expenses..................................          406,340             349,023             278,814
                                                                       --------            --------            --------
                                                                        (27,811)              8,622              25,459
                                                                       --------            --------            --------
Other income (expense):
  Interest income.............................................            1,479               2,011                 636
  Interest expense............................................          (12,050)             (9,165)             (8,658)
                                                                       --------            --------            --------
    Total other expense.......................................          (10,571)             (7,154)             (8,022)
                                                                       --------            --------            --------
                                                                        (38,382)              1,468              17,437
Provision (benefit) for income taxes..........................          (13,165)              1,504               6,800
                                                                       --------            --------            --------
Income (loss) before minority interest, extraordinary loss
  and cumulative effect of  change in accounting method.......          (25,217)                (36)             10,637
Minority interest in net income of subsidiary,
  net of income taxes.........................................             (226)               (279)               (252)
                                                                       --------            --------            --------
Income (loss) before extraordinary loss and cumulative
  effect of change in accounting method.......................          (25,443)               (315)             10,385
Extraordinary loss on extinguishment of debt, net of
  income tax benefit..........................................                -                   -                (537)
                                                                       --------            --------            --------
Income (loss) before cumulative effect of change in
  accounting method...........................................          (25,443)               (315)              9,848
Cumulative effect of change in accounting method, net of
  income tax benefit..........................................             (427)                  -                   -
                                                                       --------            --------            --------
Net income (loss).............................................          (25,870)               (315)              9,848
Dividends and accretion on preferred stock....................                -                   -               5,873
                                                                       --------            --------            --------
Net income (loss) applicable to common stock..................         $(25,870)           $   (315)           $  3,975
                                                                       ========            ========            ========

Net income per common share data:

Basic:
  Income (loss) applicable to common stock before
    extraordinary loss and cumulative effect of change in
    accounting method.........................................         $  (2.13)           $  (0.03)           $   0.54
  Extraordinary loss on extinguishment of debt................                -                   -               (0.06)
  Cumulative effect of change in accounting method............            (0.04)                  -                   -
                                                                       --------            --------            --------
  Net income (loss) applicable to common stock................         $  (2.17)           $  (0.03)           $   0.48
                                                                       ========            ========            ========

Diluted:
  Income (loss) applicable to common stock before
    extraordinary loss and cumulative effect of change in
    accounting method.........................................         $  (2.13)           $  (0.03)           $   0.54
  Extraordinary loss on extinguishment of debt................                -                   -               (0.06)
  Cumulative effect of change in accounting method............            (0.04)                  -                   -
                                                                       --------            --------            --------
  Net income (loss) applicable to common stock and equivalents         $  (2.17)           $  (0.03)           $   0.48
                                                                       ========            ========            ========

Weighted average common shares outstanding:
  Basic.......................................................           11,923              11,906               8,289
                                                                       ========            ========            ========
  Diluted.....................................................           11,923              12,078               8,462
                                                                       ========            ========            ========

See accompanying notes to consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                      Special Voting                                         Note
                                   Common Stock        Common Stock                  Retained             Receivable
                                  ---------------    ----------------    Paid-In     Earnings   Treasury     From
                                  Shares   Amount    Shares    Amount    Capital     (Deficit)    Stock   Shareholder    Net
                                  ------   ------    ------    ------    -------     ---------  --------  -----------   ------
Balance at December 31, 1996..    1,804     $ 20      2,942    $  -      $5,707      $8,240     $(1,487)     $(528)    $11,952
Dividends paid on Series A, B
  and E preferred stock.......        -        -          -       -           -        (462)          -          -        (462)
Dividends accrued on Series C
  preferred stock.............        -        -          -       -           -        (865)          -          -        (865)
Exercise of stock options.....        3        -          1       -          36           -           -          -          36
Accretion of preferred
   stock to estimated
   redemption value...........        -        -          -       -           -        (106)          -          -        (106)
Issuance of common
   shares.....................       64        1          -       -         777           -           -          -         778
Public offering of
   common stock...............    4,600       44          -       -      66,917           -       1,487          -      68,448
Offering costs for
   common stock...............        -        -          -       -      (1,679)          -           -          -      (1,679)
Conversion of special
   voting common stock
   due to Offering............    2,943       29     (2,943)      -         (29)          -           -          -           -
Redemption of Series E
   preferred stock............        -        -          -       -           -        (715)          -          -        (715)
Conversion of Series
   A, B, C and D preferred
   stock......................    2,532       25          -       -      30,912      (3,726)          -          -      27,211
Repurchase of Series C
   preferred stock............      (84)       -          -       -      (1,342)          -           -          -      (1,342)
Net income....................        -        -          -       -           -       9,848           -          -       9,848
                                 ------     ----     ------    ----    --------    --------     -------      -----    --------
Balance at December 31, 1997..   11,862      119          -       -     101,299      12,214           -       (528)    113,104
Exercise of stock options.....       61        -          -       -         294           -           -          -         294
Proceeds from shareholder
   note receivable............        -        -          -       -           -           -           -        528         528
Note receivable from
   shareholder................        -        -          -       -           -           -           -       (350)       (350)
Tax benefit on options
   exercised..................        -        -          -       -         422           -           -          -         422
Net loss......................        -        -          -       -           -        (315)          -          -        (315)
                                 ------     ----     ------    ----    --------    --------     -------      -----    --------
Balance at December 31, 1998..   11,923      119          -       -     102,015      11,899           -       (350)    113,683

Net loss......................        -        -          -       -           -     (25,870)          -          -     (25,870)
                                 ------     ----     ------    ----    --------    --------     -------      -----    --------
Balance at December 31, 1999..   11,923     $119          -    $  -    $102,015    $(13,971)    $     -      $(350)   $ 87,813
                                 ======     ====     ======    ====    ========    ========     =======      =====    ========


    See accompanying notes to consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                         For the year ended
                                                                             December 31
                                                         -----------------------------------------------------
                                                             1999                1998                 1997
                                                         ------------         -----------         ------------
Operating Activities:
  Net income (loss)......................................   $ (25,870)           $  (315)           $    9,848
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization........................      12,588              9,292                 6,760
    Provision for asset revaluation......................      14,530             12,152                     -
    Terminated merger transaction costs..................      (2,583)             3,248                     -
    Cumulative effect of change in accounting method......        427                  -                     -
    Amortization of discount on subordinated debt........           -                  -                    62
    Extraordinary loss on extinguishment of debt.........           -                  -                   880
    Deferred income taxes................................     (13,747)            (2,830)                3,881
    Consulting expenses offset against note receivable...         125                125                    78
    Minority interest....................................         226                458                   413
    Additional contractual reserves on accounts
      receivable.........................................      19,400                  -                     -
    Provision for doubtful accounts......................       3,605              1,432                   863
    Loss on sale of equipment............................           -                  4                     -
    Change in assets and liabilities:
      Accounts receivable................................       5,934            (24,412)              (29,167)
      Prepaid expenses and other assets..................         634             (4,646)               (1,525)
      Refundable deposits................................         354               (105)                  (28)
      Accounts payable, accrued liabilities and other
        current liabilities..............................         301              2,408                  (935)
      Other..............................................         (24)            (1,568)                 (140)
                                                             --------         ----------             ---------
        Cash provided by (used in) operating activities..      15,900             (4,757)               (9,010)
                                                             --------         ----------             ---------

Investing Activities:
  Purchases of property and equipment....................      (8,187)            (8,033)               (7,567)
  Proceeds from the sale of equipment....................           -                 15                     -
  Notes and advances receivable, net of repayments.......     (10,696)           (12,449)               (8,232)
  Acquisitions, net of cash acquired.....................      (3,789)            (7,392)              (17,355)
  Other..................................................      (4,119)            (2,506)                3,127
                                                             --------         ----------             ---------
    Cash used in investing activities....................     (26,791)           (30,365)              (30,027)
                                                             --------         ----------             ---------

Financing Activities:
  Proceeds from the exercise of stock options............           -                294                    36
  Proceeds from issuance of preferred stock..............           -                  -                10,000
  Proceeds from borrowings...............................      10,930             37,700                28,750
  Public offering of common stock........................           -                  -                68,448
  Payment of stock offering costs........................           -                  -                (1,679)
  Distributions paid to minority partners................        (148)              (296)                 (494)
  Payments of dividends to preferred shareholders........           -                  -                  (462)
  Payments on amounts due to related party...............           -               (141)                 (528)
  Redemption of Series E Preferred Stock.................           -                  -                (5,000)
  Repurchase of Series C Preferred Stock.................           -                  -                (1,343)
  Principal payments on subordinated debt................           -                  -               (25,300)
  Principal payments on long-term debt...................      (3,148)            (1,399)              (35,410)
                                                             --------         ----------             ---------
  Cash provided by financing activities..................       7,634             36,158                37,018
                                                             --------         ----------             ---------

Net change in cash and cash equivalents..................      (3,257)             1,036                (2,019)

Cash and cash equivalents, beginning of year.............       5,047              4,011                 6,030
                                                             --------         ----------             ---------
Cash and cash equivalents, end of year...................    $  1,790            $ 5,047             $   4,011
                                                             ========         ==========             =========

Supplemental disclosure:
  Income taxes paid......................................    $    470            $ 4,329             $   1,289
  Interest paid..........................................    $ 11,182            $ 8,019             $   9,236

    See accompanying notes to consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies Reporting Entity

   Centennial HealthCare Corporation ("Centennial" or the "Company") (formerly known as WelCare International, Inc.) was incorporated in February 1989 under the laws of the State of Georgia. The Company's principal business is to provide basic and specialty healthcare services to patients in a long-term care setting. At December 31, 1999, subsidiaries of the Company operated 100 owned, leased and managed long-term care facilities with approximately 10,663 beds in 21 states and the District of Columbia. In addition, through its subsidiaries, the Company provided comprehensive contract rehabilitation services to Company-owned and third-party long-term care facilities pursuant to 130 contracts, as well as home health services through licensed home health offices primarily in North Carolina.

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

Revenues

   Revenues that are reimbursed by patients at Centennial's long-term care facilities are recorded at established billing rates. Revenues to be reimbursed by contracts with third-party payors, primarily Medicare and Medicaid programs, are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from the management of long-term care facilities and acute care hospitals are recognized over the period during which the services are rendered. Revenues from Medicare and Medicaid are generally based on reimbursement of allowable costs of providing services to program beneficiaries. The Company estimates amounts due from third-party payors and records the revenue in the period services are rendered. Amounts ultimately payable by Medicare and Medicaid are determined based on annual cost reports which are subject to audit and retroactive adjustment by the payor. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Differences between estimated amounts due from the Medicare and Medicaid programs and ultimate settlements with these programs are recognized in the year of final settlement. Retroactive adjustments are considered in the recognition of revenue on an estimated basis in the period the related services are rendered, and such amounts are adjusted in future periods as adjustments become known or as years are no longer subject to such audits, reviews, and investigations.

   Costs reimbursed under the Medicare program are subject to regional limits. The costs at certain of the Company's facilities have frequently exceeded these limits and, accordingly, the Company is required to submit exception requests to cover such excess costs. The accompanying balance sheets include amounts estimated to be recoverable under such exception requests.

   Accounts receivable, net, at December 31, 1999 and 1998 includes $42.7 million and $61.9 million, respectively, of amounts due from Medicare and Medicaid programs.

Concentrations

   A significant portion of the Company's revenues are received from Medicare, Medicaid, private insurance and managed care payors as well as other long-term care facilities which utilize the Company's contract therapy services. The health care industry is experiencing the effects of the federal and state governments trend toward cost containment, as government and other third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care and competition for patients, generally have resulted in reduced rates of reimbursement for services to be provided by the Company. In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement. These include the adoption of the Medicare Prospective Payment System ("PPS") pursuant to the Balanced Budget Act of 1997, as modified by the Medicare Balanced Budget Refinement Act; and the repeal of the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities. In addition to the above actions, there have been, and the Company expects that there will continue to be, a number of additional proposals to limit reimbursements to long-term care facilities under the Medicare and Medicaid programs. Centennial cannot predict whether any of these additional proposals will be adopted, or if adopted and implemented, what effect such proposals would have on the Company.

   Approximately 65%, 57% and 60% of the Company's total revenues for the years ended December 31, 1999, 1998 and 1997, respectively, are from the Medicare and Medicaid programs. While the Company operates long-term care facilities in 21 states and the District of Columbia, 30 of its 70 owned or leased facilities are located in North Carolina, Indiana and Michigan. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

   The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Centennial has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Facility Operating Expenses

  Facility operating expenses include direct operating costs at the facility level. The majority of these costs consist of payroll and employee benefits related to nursing, housekeeping and dietary services provided to patients, as well as maintenance and administration of the facilities. Other significant facility operating expenses include medical and pharmacy supplies, food, utilities, and the cost of rehabilitation therapies. Also included in facility operating expenses is the provision for doubtful accounts of approximately $3.6 million, $1.4 million and $863,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Income Taxes

  Income taxes are calculated using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred taxes are provided for the differences between the tax and accounting bases of the Company's assets and liabilities. For federal income tax purposes, the Company and its subsidiaries file a consolidated income tax return.

Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of five to ten years for equipment, five to 15 years for furniture and 25 to 30 years for buildings and improvements.

Intangible Assets

  Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities, and are amortized using the straight-line method, primarily over a 30- to 40-year period. Amortization expense was $5.5 million, $3.5 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Assessment of Long-Lived Assets

  The Company periodically reviews the carrying values of its long-lived assets (primarily property and equipment and intangible assets) whenever events or circumstances provide evidence that suggest that the carrying amount of long-lived assets may not be recoverable. If this review indicates that long-lived assets may not be recoverable, the Company reviews the expected undiscounted future net operating cash flows from its facilities, as well as valuations obtained in connection with various refinancings. Any permanent impairment in value is recognized as a charge against earnings in the statements of operations. As of December 31, 1999, the Company does not believe there is any indication that the amortization period of its long-lived assets needs to be adjusted nor recognition of any one-time impairment. During the years ended December 31, 1999 and 1998, the Company recorded write-downs associated with impairment of certain of its long lived assets (see Note 7).

Earnings per Share

  In June 1997, the board of directors and shareholders of the Company approved a reverse stock split of .6897 for one. All references to shares and weighted shares outstanding used in the calculation of net income per share and per share amounts have been retroactively adjusted to reflect this reverse stock split.

  In 1997, the Company adopted SFAS No. 128, "Earnings per Share," (see Note
18).

Use of Estimates in Financial Statements

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

  The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components. Comprehensive income (loss) equals net income (loss) for the Company.

Recently Issued Accounting Pronouncements

  In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and then superseded by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133."

These statements require that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS Nos. 133 and 137. SFAS Nos. 133 and 137 are effective for fiscal years beginning after June 15, 2000. The effect on the financial statements upon adoption of SFAS Nos. 133 and 137 has not been determined.

  Effective January 1, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and required such costs to be expensed as incurred. The total amount of deferred start-up and organization costs reported as a cumulative effect of a change in accounting method is approximately $427,000, net of tax benefits of $230,000.

Reclassifications

  Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

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

  The net proceeds of the Offering available to the Company were used to repay two subordinated promissory notes aggregating $25.3 million, which accrued interest at 10.8% and 11.7% per annum, to redeem the Series E Redeemable Preferred Stock for $5.0 million, to repurchase approximately 84,000 shares of Common Stock, which were received by the former holders of the Company's Series C Preferred Stock, for approximately $1.3 million, and to repay approximately $35.1 million outstanding under the Company's Senior Credit Facility with First Union National Bank ("First Union") and NationsBank, N.A. ("NationsBank"), as agents and lenders and the other lenders named therein (the "Senior Credit Facility").

  After the closing of the Offering, with the net proceeds of the exercise of the underwriters overallotment option, Centennial offered the former holders of the Company's Series C Preferred Stock pro rata repurchase of their shares of common stock received upon the conversion of their Series C Preferred Stock at the Offering price of $16.00 per share. The Company made this repurchase offer as consideration for the agreement by these former holders to the conversion of the Series C Preferred Stock into common stock. Holders of approximately 84,000 shares of the approximately 1.3 million shares available for pro rata repurchase elected to have such shares repurchased by Centennial. Centennial repurchased the 84,000 shares of common stock for approximately $1.3 million.

  Centennial repaid the two subordinated promissory notes during the third quarter of 1997, resulting in a loss on early extinguishment of debt of approximately $537,000, net of income tax benefit of approximately $343,000.

  Concurrent with the closing of the Offering, the Company's Series A, B, C and D Preferred Stock were converted into approximately 2.5 million shares of common stock, net of the stock repurchase noted above; the Company's special voting common stock was converted into common stock; and Centennial's Treasury Stock was converted into common stock.

3. Mergers and Acquisitions

On October 22, 1998, Centennial announced that its Board of Directors had approved the sale of the Company for $16.00 per share in cash to a new company, ("Centennial HealthCare Holdings Corporation"), formed by Welsh, Carson, Anderson & Stowe, whose affiliates currently hold approximately 23% of the Company's common stock.

On April 2, 1999, Centennial HealthCare Holdings Corporation notified the Company that it was terminating the definitive merger agreement. During 1998, the Company expensed approximately $3.6 million in transaction costs associated with the terminated merger. An additional $600,000 of merger costs were expensed during 1999. In 1999, the Company settled several of these liabilities for amounts less than were originally accrued and recorded a reduction in expense of $3.1 million which is included in terminated merger transaction costs in the December 1999 consolidated statement of operations.

In January, 1999, the Company acquired a leasehold interest in six skilled nursing facilities, totaling 795 licensed available beds, located in Massachusetts (the "Flatley Facilities"). The Company paid total consideration of $4.2 million in cash and assumed liabilities for the leasehold interest as well as the patient accounts receivable of the previous owner. Also in January, 1999, the Company acquired leasehold interests in two facilities that were previously managed by the Company: Hunter Woods Nursing and Rehabilitation Center, a 130-bed facility located in North Carolina ("Hunter Woods"), and Choctaw County Medical Center, a facility with 68 nursing home beds and 22 hospital beds, located in Mississippi ("Choctaw"). The Company paid $3.7 million and $1.4 million in cash and assumed liabilities for the leasehold interests in Hunter Woods and Choctaw, respectively. The Company recorded intangible assets associated with its leasehold interests in the Flatley Facilities, Hunter Woods and Choctaw totaling $6.5 million which are included in intangible assets in the accompanying 1999 consolidated balance sheet.

In October 1998, the Company discontinued its operations of Wellington Nursing and Rehabilitation Center ("Wellington") a 140-bed facility located in North Carolina, through a sublease to a third-party operator. In November 1998, the Company closed THS of South Bend, ("South Bend"), a 191-bed skilled nursing facility located in Indiana, which is currently held for sale. In December 1998, the Company converted its lease of Maple Heights of Hiawatha ("Hiawatha"), a 81-bed facility located in Kansas, to a management contract until the sale of this facility in June 1999.

In August 1998, the Company began leasing four skilled nursing facilities totaling 349 licensed available beds, located in Mississippi, North Carolina, Arkansas and Wisconsin. One of these facilities was previously managed by the Company. In October 1998, the Company began leasing six skilled nursing facilities totaling 608 licensed available beds located in Florida, Arkansas, Kansas, and Wisconsin. In November 1998, the Company began leasing four skilled nursing facilities totaling 675 licensed available beds located in Florida and Missouri. Together, these transactions are hereafter referred to as the "1998 Leases."

In January 1998, the Company entered into management agreements for six skilled nursing facilities, with a total of 836 licensed available beds, located in North Carolina. These agreements were terminated in September 1999. In February 1998, the Company entered into a management agreement for a 59-bed rural hospital in northern Florida. In April 1998, the Company entered into management agreements for two skilled nursing facilities, with a total of 174 licensed available beds, located in Virginia.

In December 1997, Centennial acquired a 58-bed skilled nursing facility in St. Peterburg, Florida (the "Florida Facility"), which had previously been managed by the Company since June 1991. Total consideration of approximately $3.3 million included borrowings under the Senior Credit Facility of approximately

$1.1 million, and the reduction of a note receivable to the Company from the Florida Facility of approximately $2.2 million.

In August 1997, Centennial acquired substantially all of the business and assets of Complex Care, Inc. ("CCI"), a provider of physical, occupational and speech therapy services through 45 contracts with long-term care facilities in Connecticut and Rhode Island. The Company paid total consideration of $7.0 million, utilizing borrowings under its Senior Credit Facility. Additional consideration of up to $500,000 may be paid by the Company under an earn-out agreement. In 1998, certain conditions of the earn-out had been met and the Company paid out approximately $250,000 to the previous owner of CCI. The remaining $250,000 of contingent consideration was written off to intangible assets recorded in the purchase of CCI.

In May 1997, the Company acquired by merger Total Care Consolidated, Inc. ("Total Care"), a provider of home health services, with 25 home health offices located primarily in North Carolina. Total consideration of $8.0 million consisted of $6.0 million in cash, which was funded under the Senior Credit Facility, and $2.0 million in the form of a convertible promissory note which was paid in full in June 1999.

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

4. Operating Leases

At December 31, 1999, the Company operated 64 long-term care facilities and two hospitals under operating leases with various expiration dates through 2012. The Company entered into eight new lease agreements in 1999 and fourteen new leases in 1998.

During 1999 and 1998, the Company financed fifteen skilled nursing facilities under the lease component of its Senior Credit Facility (the "Lease Facility"). Five of the leases were for facilities that were previously leased by the Company, and one of the leases was for a facility that was previously managed by the Company. These leases have three-year term and provide the Company with an option to renew the leases after the initial lease term. Under the terms of the Lease Facility, the Company is required to fund escrow deposits of $5.0 million on December 31, 2000 and $10.0 million on December 31, 2001 and 2002.

As of December 31, 1999, fifteen of the long-term care facility leases are with affiliated entities, of which the Company or an affiliate of one of the Company's officers serves as a general partner. At December 31, 1998 and 1997, the Company leased two facilities from affiliated entities. The leases with affiliated entities expire at various dates through 2006. Total lease expense to the Company as a result of these affiliated leases was $5.0 million, $3.0 and $3.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. In connection with one of the leases, the Company paid the affiliated lessor a deposit of $2.9 million, which is refundable upon the termination of the lease.

In 1999, the Company determined that the carrying value of this deposit was impaired due to declines in the performance of the leased facility and reduced the value to $1.4 million. The Company had net payables to the affiliated lessors of approximately $2.1 million and $1.6 million at December 31, 1999 and 1998, respectively.

Minimum future rent payments under the facility leases and related equipment and office space are summarized as follows (in thousands):

Year                                       Amount
----                                      --------
2000                                      $ 33,947
2001                                        31,983
2002                                        21,063
2003                                        17,866
2004                                        16,836
Thereafter                                  80,451
                                          --------
                                          $202,146
                                          --------
5. Total Revenue

   The distribution of total revenue by class of payor for the years ended December 31, 1999, 1998 and 1997 was as follows (in thousands):

                                                        Year ended December 31
                                                      --------------------------
Class of Payor                                         1999      1998     1997
--------------                                        -------  -------- --------
Private pay, management fee and other                 $133,415 $152,564 $120,371
Medicaid                                               164,853  119,559  111,380
Medicare                                                80,261   85,522   72,522
                                                      -------- -------- --------
                                                      $378,529 $357,645 $304,273
                                                      -------- -------- --------

  The above revenue amounts are net of third-party contractual allowances of $47.1 million, $59.8 million and $54.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  Included in other operating expenses is provision for bad debt of approximately $3.6 million, $1.4 million and $863,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

6. Property and Equipment

  Property and equipment consisted of the following at December 31, 1999 and 1998 (in thousands):

                                            1999        1998
                                          --------    --------
Land                                      $  4,595    $  4,595
Buildings and improvements                  69,523      69,098
Furniture and equipment                     23,320      17,312
                                          --------    --------
                                            97,438      91,005
Less accumulated depreciation              (21,914)    (16,192)
                                          --------    --------
                                          $ 75,524    $ 74,813
                                          ========    ========

  Depreciation expense for the years ended December 31, 1999, 1998 and 1997 totaled $7.1 million, $5.8 million and $4.5 million, respectively.

7. Provision for Asset Revaluation

Year Ended December 31, 1999:

In connection with the Company's facility management agreements for several facilities, the Company has made certain advances for working capital needs. The majority of these centers are start-up or development projects and require additional funding for personnel and other operating costs prior to stabilization. The advances are to be repaid from available cashflow and other funds provided by the owners. It is the Company's policy to periodically review the collectibility of its advances based upon several factors, including the projected cashflow of the respective facility, the value of any collateral held by the Company, the owner's financial position and the underlying asset value of the nursing center. During the first six months of 1999, operating cashflow at several of the Company's managed facilities, primarily in North Carolina, have declined due to deterioration in census and payor mix. In June, 1999, the Company determined that the operational declines noted during 1999 were unlikely to dissipate in the near term and, as a result, the ability of the respective nursing facilities to fully repay cash advanced by the Company was impaired. Accordingly, during the second quarter of 1999, the Company increased its reserve for managed facility advances by $7.8 million. The charge represents the carrying value of advances made to the respective centers considered impaired.

During the second quarter of 1999, the Company continued its evaluation of the effects of the Medicare Prospective Payment System ("PPS") on the profitability of its nursing centers and ancillary businesses. Based on operational results through six months under PPS, the Company noted that profitability at certain of its nursing centers, as well as Paragon, were significantly less than amounts projected in 1998. Accordingly, the Company has recorded write-downs of property and equipment and intangible assets (primarily goodwill) at several of its nursing centers totaling approximately $1.2 million and $2.8 million, respectively. In addition, the Company wrote off approximately $2.7 million of goodwill associated with Paragon. The total carrying value of goodwill as of December 31,1999 associated with Paragon and the nursing facilities was approximately $9.8 million and $19.6 million, respectively.

Year Ended December 31, 1998:

During the third quarter of 1998, the Company completed its review of the effects of the upcoming prospective payment system ("PPS") on its operations. Based upon the Company's projections of future revenue and expense changes associated with the phase-in of PPS, the Company determined that profitability at certain of its nursing centers acquired in the 1995 merger with Transitional Health Services, Inc. would be less than expected. In addition, the Company has experienced continued declines in revenue at Total Care due to decreases in Medicare reimbursement for home health services. Accordingly, during 1998 the Company recorded write-downs of property and equipment and goodwill at its nursing centers of approximately $3.4 million and $7.6 million, respectively.
In addition, the Company wrote off approximately $1.2 million of goodwill associated with Total Care.

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

  During the third quarter of 1998, the Company recorded an estimated loss of $4.0 million associated with the closure of this facility and the relocation of its residents. The Company continues to market the facility for sale, with disposition expected by the second quarter of 1999. As of December 31, 1999, the carrying value of the facility was approximately $1.8 million. The Company suspended depreciation of these assets in August of 1998.

8. Sale of Certain Facilities

In December 1999, the Company transferred three skilled nursing centers for net cash proceeds of approximately $9.1 million to Five Star HealthCare Investors, LLC ("Five Star"). Five Star was and is currently owned by the Company's chief executive officer, Mr. Eaton, and its chief financial officer, Mr. Dahl, and their respective spouses. The proceeds from the Five Star sale were utilized principally to repay debt obligations of the Company. The Company continues to manage these facilities pursuant to management agreements with Five Star which provide for the Company to receive annual management fees equal to 6% of the respective facility's gross revenues, payable in monthly installments. The Company and Five Star also entered into a purchase option agreement which provides the Company with the right to repurchase the facilities at any time beginning one year from the sale date and ending on December 1, 2004 at a price equal to Five Star's acquisition cost plus 4% per annum. If the option is exercised prior to December 1, 2001, the purchase price is equal to Five Star's acquisition cost plus 8%.

Because of the repurchase option, the transaction is accounted for as a profit-sharing arrangement. No gain or loss was recorded on the transaction, and the Company continues to maintain and depreciate the property and equipment of the respective facilities on its balance sheet. The net proceeds received from Five Star in the transaction was recorded as a deposit and is included in other liabilities in the December 31, 1999 consolidated balance sheet.


9. Long-Term Debt

   Long-term debt consists of the following at December 31, 1999 and 1998 (in thousands):

                                            1999      1998
                                          --------  --------
Bank credit facilities                    $ 79,925  $ 78,950
Mortgage notes payable                      17,242    17,563
Other notes                                  1,776     2,663
                                          --------  --------
                                            98,943    99,176
Capital lease obligations                   16,396    17,207
                                          --------  --------
                                           115,339   116,383
Current maturities of long-term debt        (7,263)   (3,534)
                                          --------  --------
                                          $108,076  $112,849
                                          --------  --------

Bank Credit Facilities:

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

In December 1998, the Company expanded total commitments available through the Lease Facility by $65.0 million to accommodate the Company's lease of six
properties located in Massachusetts.   Following the increase, the Company's
total Senior Credit Facility commitment was $225.0 million, of which $90.0 million was reserved for the Revolver and the remaining balance of $135.0 million was allocated for use through the Lease Facility.

In June 1999, the Company amended its Senior Credit Facility to transfer $5.7 million of availability under the Lease Facility to the Revolver. The amendment, coupled with previous 1998 amendments to the Lease Facility, increased the Company's interest rate to 3.0% over LIBOR and calls for amortization of principal, or reduction in availability, of $5.7 million on December 31, 1999, $6.0 million on December 31, 2000, and $12 million during each of the years ending December 31, 2001 and 2002.

As of December 31, 1999, the Company had $74.9 million outstanding under its Senior Credit Facility, net of issued standby letters of credit of approximately $6.7 million, with remaining availability of $8.4 million.

Interest accrues at varying rates dependent upon underlying interest rates and the Company's selection of loan amounts and periods. The Company can elect a rate based on First Union National Bank's prime rate or LIBOR, each increased by an applicable margin, as defined in the Senior Credit Facility, which varies dependent upon the ratio of debt to earnings before interest, taxes, depreciation, amortization and operating lease expense. The weighted average interest rate on the Company's borrowings at December 31, 1999 was approximately 2.75% over LIBOR, or 9.2%. Interest is generally paid monthly on prime-based borrowings and quarterly on LIBOR-based borrowings.

The Senior Credit Facility is collateralized by the stock of the Company's subsidiaries. The Company is required to pay a fee on the average unused portion of the commitment. With limited exceptions, proceeds from additional equity issuances, sales of Company assets and other debt instruments must be used to repay a portion of the outstanding borrowings under the Senior Credit Facility.

The Senior Credit Facility includes various negative covenants including restrictions on additional loans and advances, guaranties, stock repurchases and redemptions, and the payment of dividends. Terms of the Senior Credit Facility require the Company to comply with certain financial and other covenants, the violation of which could cause the amounts of outstanding principal, interest and fees to be immediately due and payable. At December 31, 1999, the Company was in compliance with all of its debt covenants.

In January 1999, the Company obtained a $5.0 million Line of Credit from Bank of America, N.A. ("Bank of America"), which bears interest at Bank of America's prime rate or 3.0% over Libor for selected portions and matured on December 31, 1999. This obligation was repaid $2.0 million in January 2000 and $3.0 million in March 2000.

Mortgage Debt:

At December 31, 1999 and 1998, the Company had $17.2 million and $17.6 million, respectively, of mortgage debt outstanding, including a current portion of approximately $308,000 and $277,000, respectively. The mortgage debt requires monthly payments of principal and interest of approximately $157,000. The debt agreements are for five to twenty-year periods with amortization periods covering twenty to twenty-five years. At December 31, 1999, interest rates on the mortgages range from 7.3% to 10.50%. These debts are collateralized by real property.

  Future maturities of mortgage debt are summarized as follows (in thousands):

2000                                 $   308
2001                                   4,902
2002                                   6,369
2003                                     157
2004                                     170
Thereafter                             5,336
                                     -------
                                     $17,242
                                     =======

Capital Leases:

  The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1999 (in thousands):

                                                            Nursing
Year ending December 31                        Equipment   Facilities    Total
                                               ---------   ----------   -------
2000                                              $25        $ 2,468    $ 2,493
2001                                               25          2,468      2,493
2002                                               20          2,468      2,488
2003                                                -          2,468      2,468
2004                                                -          2,468      2,468
Thereafter                                          -         16,038     16,038
                                                  ---        -------    -------
Total minimum lease payments                       70         28,378     28,448
Less amount representing interest                  12         12,040     12,052
                                                  ---        -------    -------
Present value of minimum lease payment             58         16,338     16,396
Current portion                                    17            857        874
                                                  ---        -------    -------
Noncurrent portion                                $41        $15,481    $15,522
                                                  ===        =======    =======

  The capital lease agreements include rent escalation clauses based on contingent factors such as increases in the consumer price index or annual increases in a facility's revenues and have resulted in increased current and future lease payments. The interest rate on the capital leases is based on the Company's borrowing rate at the time a lease is executed. The average interest rate on nursing facilities and equipment was 10.00% and 12.00%, respectively.

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

  Stock option transactions are summarized as follows:


                                                                                Year Ended December 31
                                                       ---------------------------------------------------------------------------
                                                              1999                         1998                       1997
                                                       ----------------------       --------------------      --------------------
                                                                     Weighted                   Weighted                  Weighted
                                                                     Average                    Average                   Average
                                                                     Exercise                   Exercise                  Exercise
                                                       Shares          Price        Shares       Price        Shares        Price
                                                       ------        --------       ------      --------      ------      --------
Options outstanding--beginning of period.............  895,442        $17.58        526,782      $ 13.47      355,160      $ 12.09
Granted..............................................    8,276          5.47        517,280        20.41      183,340        16.00
Exercised............................................        -             -        (86,231)      (10.61)      (4,115)       (8.74)
Forfeited............................................  (50,000)        20.63        (62,389)      (16.03)      (7,603)      (11.68)
                                                       -------                      -------                   -------
Options outstanding-end of period....................  853,718        $17.28        895,442      $ 17.58      526,782      $ 13.47
                                                       =======        ======        =======      =======      =======      =======

Weighted average fair value of options granted
   during the period.................................                 $ 5.47                     $ 12.23                   $  6.40


  The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       1999    1998     1997
                                       ----    -----    -----
Expected volatility................... 66.4 %  66.4 %   41.0 %
Risk-free interest rate...............  5.85%   5.32%    6.15%
Expected term.........................    5       5        4
Dividend yield........................    0 %     0 %      0 %

  The following table summarizes information about outstanding and exercisable stock options at December 31, 1999:


                                   Options Outstanding        Options Exercisable
                                   ---------------------    ------------------------
                                                Weighted
                                                Average                  Weighted
                                               Remaining                 Average
                                              Contractual                Exercise
  Exercise Prices                  Shares        Life       Shares        Price
  ---------------                  -------    -----------   -------    -------------
  $ 5.00-$10.00...................  68,956    2.5-9.5 yrs    60,680    $ 5.00-$10.00
   10.01- 15.00................... 201,580    6.0-8.5 yrs   196,302     10.01- 15.00
   15.01- 20.00................... 175,622    8.0-9.0 yrs   157,787     15.01- 20.00
   20.01- 24.00................... 407,000    8.0-8.5 yrs   259,055     20.01- 24.00


  The Company applies APB Opinion No. 25 and related interpretations in accounting for fixed stock option plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost been based on the estimated fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the net effect on net income (loss) and income (loss) per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                1999     1998      1997
                                              --------  -------   ------
Pro forma net income (loss) (in thousands)    $(27,230) $(1,709)  $9,582
                                              --------  -------   ------
Pro forma income (loss) applicable to
 common stock:
   Basic....................................  $  (2.28) $ (0.14)  $ 0.45
                                              --------  -------   ------
   Diluted..................................  $  (2.28) $ (0.14)  $ 0.44
                                              --------  -------   ------

11. Income Taxes

  The components of the income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                   Year ended December 31
                                                 ---------------------------
                                                   1999       1998     1997
                                                 --------   -------   ------
Current
   Federal....................................   $      -   $ 3,302   $  525
   State......................................        582     1,032    2,394
                                                 --------   -------   ------
                                                      582     4,334    2,919
                                                 --------   -------   ------
Deferred
   Federal....................................    (12,541)   (2,002)   4,849
   State......................................     (1,206)     (828)    (968)
                                                 --------   -------   ------
                                                  (13,747)   (2,830)   3,881
                                                 --------   -------   ------
Total provision (benefit).....................   $(13,165)  $ 1,504   $6,800
                                                 --------   -------   ------

  Reconciliations of the differences between income taxes computed at federal statutory tax rates and consolidated provisions (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                   Year ended December 31
                                                 ---------------------------
                                                   1999       1998     1997
                                                 --------   -------   ------
Tax at U.S statutory rate.....................   $(13,049)  $   499   $5,929
State income taxes............................     (1,919)      396      598
Goodwill amortization.........................        200       546      253
Increase in valuation reserve.................        700         -        -
Other.........................................        903        63       20
                                                 --------   -------   ------
   Provision (benefit) for more taxes.........   $(13,165)  $ 1,504   $6,800
                                                 ========   =======   ======

  Deferred tax assets and liabilities are comprised of the following at December 31, 1999 and 1998 (in thousands):

                                                         1999       1998
                                                       --------   -------
Current deferred income tax assets:
   Allowances for uncollectible receivables........... $ 3,852    $   326
   Liabilities not deductible for tax purpose.........   3,134      3,412
   Accrued closing costs..............................       -          -
                                                       -------    -------
     Current deferred income taxes.................... $ 6,986    $ 3,738
                                                       =======    =======

Noncurrent deferred income tax assets (liabilities):
   Temporary goodwill................................. $ 3,815    $ 1,875
   Write-up of property and equipment.................  (1,606)    (2,034)
   Net operating loss and tax credit carryforward.....   8,261      1,815
   Tax basis receivables in excess of book............   2,733          -
   Net effects of capital leases......................   1,539      1,539
   Valuation allowance................................    (700)         -
   Other..............................................     255        301
                                                       -------    -------
     Long-term deferred income taxes.................. $14,297    $ 3,496
                                                       -------    -------

  As of December 31, 1999, the Company had approximately $22.2 million of federal net operating loss carryforwards available to offset future taxable income through 2019. In addition, the Company had various state net operating loss carryforwards and approximately $1.6 million of AMT credit carryforwards.

  Due to some uncertainty surrounding the realization of the future benefit of the deferred tax assets, the Company established a valuation allowance of $700,000 against the deferred tax assets as of December 31, 1999.

12. Management Agreements

  As of December 31, 1999, the Company provided operational management services for 30 facilities under long-term management contracts having remaining effective terms ranging from 5 to 17 years. The management agreements provide for the Company to receive annual fees ranging from 6.0% to 6.5% of each facility's gross revenues, payable on a monthly basis and may include additional compensation based on achieving certain performance standards. The agreements also may include provisions for additional fees for management services outside the scope of regular operational services performed.

  The Company recorded fees totaling approximately $145,000 during the year ended December 31, 1997 as a result of a management agreement with an affiliate; the related facility was purchased by the Company in December 1997. Five management agreements, (three of which were terminated during 1998 and two of which were terminated in 1997), with fees totaling approximately $172,000 and $898,000 during the years ended December 31, 1998, 1997, respectively, were with affiliated limited partnerships in which certain subsidiaries of the Company served as general partner and can be terminated by either party without cause given sixty days notice.

  The Company also performs oversight management services for three facilities in which it oversees the management of another management company. The Company typically receives a fee of 1% of revenues for oversight management services.

  In connection with the Company's facility management agreements for several facilities located primarily in North Carolina and Florida, the Company has made certain advances for working capital needs. The majority of these centers are start-up or development projects and require additional funding for personnel and other operating costs prior to stabilization. The advances are to be repaid from available cash flows from the respective facilities and from other funds provided by the owners of the facilities and earn interest at varying rates based on the prime lending rate. Advances outstanding as of December 31, 1999 and 1998 were $20.5 million and $19.7 million, respectively, (net of valuation reserves of $9.3 million and $1.3 million in 1999 and 1998, respectively) and are included in notes and advances receivable in the accompanying consolidated balance sheets.

  During 1996, the Company advanced approximately $10.0 million pursuant to two promissory notes in the amounts of $5.5 million and $4.5 million to unaffiliated owners of eight managed facilities in North Carolina. The advances were utilized by the owners to purchase the related facilities or facility leasehold interest with respect to these facilities that are managed by the Company. The promissory notes are due on December 31, 2006 and earn interest at the greater of a specified prime rate plus 3%, or 12%. Both notes are collateralized by receivables and the pledge of the stock of the respective owners and are included in notes and advances receivable in the accompanying balance sheets.

13. Transactions with Related Parties

  At December 31, 1999, the Company had employment agreements with four officers which provide for salary continuation and noncompetition with the Company, subject to certain conditions.

  The Company leased fourteen long-term care facilities from affiliated lessors.

  During the year ended December 31, 1998, the Company managed four long-term care facilities for affiliated limited partnerships in which the Company serves as a general partner.

  Beginning December 1, 1999, the Company managed five facilities owned by two of the Company's executive officers.

  Centennial leases its facilities' employees from an affiliated company which is owned by the president of the Company. The total payroll costs and reimbursements from the Company totaled $98.1 million, $49.1 million and $37.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Such costs are billed by the related entity at cost.

14. Commitments and Contingencies

Industry Risk

  The health care industry is subject to numerous laws and regulations. The subjects of such laws and regulations include, but are not limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and regulations by health care providers. Entities that are found to have violated these laws and regulations may be excluded from participating in government health care programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services.

Litigation

     On February 28, 2000, a complaint was filed in the Superior Court of Fulton County by Crandon Capital Partners, as a purported class action, against Centennial and each of its directors. The complaint, styled Crandon Capitol Partners v. Eaton, et al, seeks compensatory damages and injunctive relief arising from the merger agreement among Centennial, Holding and Acquisition.
The complaint alleges the individual defendants breached their fiduciary duties in connection with the merger by, among other things, failing to conduct an auction or other suitable market check, failing to consider other strategic alternatives and accepting insufficient consideration. Centennial believes that the claims are without merit and will defend vigorously.

  On March 26, 1999, the Company received an investigatory subpoena from the Department of Health and Human Services, Office of the Inspector General, requesting records in connection with an investigation of possible or otherwise improper claims for payment under Title XVIII (Medicare) of the Social Security Act. The request relates to records for the period January 1, 1994 to the present concerning certain of the Company's internal policies. The Company is providing all requested records and is cooperating fully with the investigation. There can be no certainty at this time that this matter will be resolved. Resolution of this matter could have a material adverse effect on the Company.

  On December 3, 1999, a Missouri facility that the Company has leased and operated since October 31, 1999 received a subpoena from the United States Attorney's Office for the Western District of Missouri. The subpoena sought records for five individuals who resided in the Missouri facility during the period January 1, 1998 through the date of the subpoena and billing and staffing records related to these residents and the facility. The facility has provided the requested records and the Company is cooperating with the government's review.

  As of December 31, 1999, the Company did not have any other pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Company. The Company is, and may be, from time to time, party to litigation or administrative proceedings which arise in the normal course of business.

Other

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

  Effective October 1998, the Company entered into two additional interest rate swap agreements, one with NationsBank and one with Credit Lyonnais Americas, whereby the Company exchanged its floating rate interest obligations on a total of $20.0 million in principal at a fixed rate of 5.57% per annum for a period of five years. Both NationsBank and Credit Lyonnais Americas have the option of canceling their respective agreements at the end of three years from the effective dates.

  The Company is exposed to credit loss in the event of nonperformance by First Union, NationsBank, and/or Credit Lyonnais Americas. However, the Company does not anticipate nonperformance by these parties, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. At December 31, 1999, the estimated fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of approximately $528,000.

  Prior to 1998, Centennial self-insured for workers' compensation claims for its employees. The Company maintained stop-loss insurance such that the Company's liability for losses is limited. Beginning January 1998, the Company entered into a guaranteed cost insurance program for workers' compensation. Beginning in July 1999, the Company increased the deductible under its general and professional liability insurance policies from $25,000 per occurrence to $150,000 per occurrence with a $5.0 million aggregate limit. The Company is self-insured for its employee group health program but carries excess insurance with commercial carriers for losses above $75,000 per participant. The provision for estimated workers' compensation, general liability and health insurance claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported ("IBNR"). The Company accrues for IBNR claims for its general and professional liability and workers' compensation on a discounted basis.

15. Employee Benefits

  The Company has 401(k) savings plans available to substantially all employees depending on their length of service. Employees may defer up to 15% of their salary, subject to the maximum permitted by law. The Company may, at its discretion, match a portion of the employee contribution. The Company funded approximately $27,000, $161,000 and $363,000 during the years ended December 31, 1999, 1998 and 1997, respectively, as a match to the employee contributions.

16. Disclosures About Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

  The carrying amount approximates fair value because of the short maturity of those instruments and includes restricted cash reflected on the balance sheet under the caption "Other Assets."

Notes Receivable and Advances

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

17. Segment Information

  In 1998, Centennial adopted SFAS No. 131. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by services provided. The Company's reportable segments are management services/corporate, long-term care facilities and rehabilitative therapy services. Management fee revenues and all corporate expenses and overhead are recorded in the management services/corporate segment. The long-term care facilities segment provides basic healthcare services to patients in a long-term care setting, including skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. The rehabilitative therapy services segment provides specialty healthcare services, including comprehensive rehabilitation therapy, respiratory therapy and infusion therapy. The "All Other" category represents the Company's hospital services, home health services, and the Company's subsidiary providing intravenous therapy and other services.

  The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies," except that income tax expense is allocated to the segments by an application of the company wide effective rate to the profit/loss of each segment. Centennial evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, and amortization ("EBITDA").

  The tables below presents information about EBITDA and total assets used by the chief operating decision maker of Centennial as of and for the years ended December 31, 1999, 1998 and 1997:

1999:                                                                Rehabil-
(in thousands)                  Management        Long-Term          itative
                                 Services/           Care            Therapy        All          Reconciling
                                 Corporate        Facilities        Services       Other           Items           Total
----------------------------------------------------------------------------------------------------------------------------------
Revenues                        $ 10,413          $309,219          $37,464       $46,717        $(25,284)       $378,529
EBITDA                           (10,982)           10,974            1,320        (4,588)              -          (3,276)
Total Assets                     130,649           124,762           16,282        18,784         (26,132)        264,345


1998:                                                                Rehabil-
(in thousands)                  Management        Long-Term          itative
                                 Services/           Care            Therapy        All          Reconciling
                                 Corporate        Facilities        Services       Other           Items           Total
----------------------------------------------------------------------------------------------------------------------------------

Revenues                        $ 15,842          $248,007          $72,255       $50,265        $(28,724)(1)     357,645
EBITDA                           (11,321)           15,931            9,045         4,259               -          17,914
Total Assets                     128,007           140,250           24,684        25,002         (32,611)(2)     285,332


1997:                                                                Rehabil-
(in thousands)                  Management        Long-Term          itative
                                 Services/           Care            Therapy        All          Reconciling
                                 Corporate        Facilities        Services       Other           Items           Total
----------------------------------------------------------------------------------------------------------------------------------
Revenues                        $  8,237          $228,490          $52,603       $31,174        $(16,231)       $304,273
EBITDA                            (3,593)           23,877            6,764         5,171               -          32,219
Total Assets                     109,206           126,130           16,267        18,222         (26,176)        243,649


1. Represents elimination of intersegment revenue
2. Represents elimination of intersegment receivables and unallocated corporate purchase adjustments

Specified items included in segment profit/loss for the years ended December 31, 1999, 1998 and 1997:


1999:                                                                Rehabil-
(in thousands)                  Management        Long-Term          itative
                                 Services/           Care            Therapy        All
                                 Corporate        Facilities        Services       Other           Total
----------------------------------------------------------------------------------------------------------------------------------
Interest revenue                 $  1,388         $     45          $    16       $    30         $  1,479
Interest expense                   (5,183)          (5,615)            (632)         (620)         (12,050)
Depreciation & amortization        (4,626)          (5,498)          (1,899)         (565)         (12,588)
Income tax benefit                  6,459            3,728            1,359         1,619           13,165
Terminated merger costs             2,583                -                -             -            2,583
Provision for asset
 revaluation                       (1,285)         (10,558)          (2,687)            -          (14,530)
Minority interest                    (226)               -                -             -             (226)
Cumulative effect of
 accounting change                   (427)               -                -             -             (427)
Net loss                          (12,300)          (6,924)          (2,522)       (4,124)         (25,870)


1998:                                                                Rehabil-
(in thousands)                  Management        Long-Term          itative
                                 Services/           Care            Therapy        All
                                 Corporate        Facilities        Services       Other           Total
----------------------------------------------------------------------------------------------------------------------------------
Interest revenue                  $ 1,672          $    88          $   160       $    91          $ 2,011
Interest expense                   (2,294)          (5,541)            (630)         (700)          (9,165)
Depreciation and amortization      (2,560)          (4,516)          (1,745)         (471)          (9,292)
Income tax benefit/(expense)        5,835           (2,325)          (2,664)       (2,350)          (1,504)
Minority interest (net of tax)       (279)               -                -             -             (279)
Net income (expense)               (9,126)           3,637            4,167         1,007             (315)

1997:                                                                Rehabil-
(in thousands)                  Management        Long-Term          itative
                                 Services/           Care            Therapy        All
                                 Corporate        Facilities        Services       Other           Total
----------------------------------------------------------------------------------------------------------------------------------
Interest revenue                  $   467          $    56          $    81       $    32          $   636
Interest expense                   (3,050)          (4,883)            (263)         (462)          (8,658)
Depreciation and amortization      (1,631)          (3,998)            (858)         (273)          (6,760)
Income tax benefit (expense)        3,204           (5,870)          (2,233)       (1,901)          (6,800)
Minority interest (net of tax)       (252)               -                -             -             (252)
Extraordinary loss (net of tax)      (537)               -                -             -             (537)
Net income (expense)               (5,798)           9,181            3,492         2,973            9,848


The majority of the Company's revenues comes from contracts with third-party payors, primarily Medicare and Medicaid programs. The tables below represent a summary of the Company's revenues from Medicare and Medicaid programs by reporting segment for the years ending December 31, 1999, 1998 and 1997:


1999:                                                                Rehabil-
(in thousands)                  Management        Long-Term          itative
                                 Services/           Care            Therapy        All                         % of Total
                                 Corporate        Facilities        Services       Other           Total         Revenues
----------------------------------------------------------------------------------------------------------------------------------
Revenues from:
Medicare                         $ -              $ 71,600              $ -        $8,661        $ 80,261          21.2%
Medicaid                           -               164,853                -            -          164,853          43.6%


1998:                                                                Rehabil-
(in thousands)                  Management        Long-Term          itative
                                 Services/           Care            Therapy        All                         % of Total
                                 Corporate        Facilities        Services       Other           Total         Revenues
----------------------------------------------------------------------------------------------------------------------------------
Revenues from:
Medicare                            $ -          $ 77,012              $ -        $8,510        $ 87,522            23.9%
Medicaid                              -           119,559                -            -          119,559            33.2%

1997:                                                                Rehabil-
(in thousands)                  Management        Long-Term          itative
                                 Services/           Care            Therapy        All                         % of Total
                                 Corporate        Facilities        Services       Other           Total         Revenues
----------------------------------------------------------------------------------------------------------------------------------
Revenues from:
Medicare                            $ -          $ 68,296              $ -        $4,226        $ 72,522            23.8%
Medicaid                              -           111,380                -            -          111,380            36.6%



18.  Earnings per Share

In 1997, Centennial adopted SFAS No. 128, "Earnings per Share." Prior year amounts have been restated in accordance with SFAS No. 128. Basic earnings per share are computed by dividing income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similarly but reflects the potential dilution that could occur if options were exercised or convertible securities were converted into common stock. The accretion and dividends accrued on Series A and B Preferred Stock and the accretion and dividends on Series C Preferred Stock was deducted from net income in the computation of net income applicable to common stock in 1997. The following table calculates basic earnings per share and diluted earnings per share at December 31:

                                                                                         1999       1998      1997
                                                                                      ----------  --------  ---------

 Income (loss) before extraordinary loss and cumulative effect of change in
 accounting method................................................................     $(25,443)  $  (315)   $10,385
 Deduct: dividends and accretion of preferred stock...............................            -         -      5,873
                                                                                       --------   -------    -------
 Income (loss) applicable to common stock before extraordinary loss and cumulative
 effect of change in accounting method............................................      (25,443)     (315)     4,512
 Extraordinary loss on extinguishment of debt.....................................            -         -       (537)
 Cumulative effect of change in accounting method.................................         (427)        -          -
                                                                                       --------   -------     ------
 Income (loss) applicable to common stock.........................................      (25,870)     (315)     3,975
 Average common shares outstanding (in thousands).................................       11,906    11,906      8,289

 Basic earnings per common share:
 Income (loss) applicable to common stock before extraordinary loss and cumulative
 effect of change in accounting method............................................     $  (2.13)  $ (0.03)    $ 0.54
 Extraordinary loss on extinguishment of debt.....................................            -         -      (0.06)
 Cumulative effect of change in accounting method.................................        (0.04)        -          -
                                                                                       --------   -------     ------
 Basic earnings (loss) per common share...........................................     $  (2.17)  $ (0.03)    $ 0.48
                                                                                       ========   =======     ======

 Income (loss) before extraordinary loss and cumulative effect of change in
 accounting method................................................................     $(25,443)  $  (315)    $4,511
 Add: Interest savings on convertible debt........................................            -         -         65
                                                                                       --------   -------     ------
                                                                                        (25,443)     (315)     4,576
 Extraordinary loss on extinguishment of debt.....................................            -         -       (537)
 Cumulative effect of change in accounting method.................................         (427)        -          -
                                                                                       --------   -------     ------
 Income (loss) applicable to common stock.........................................      (25,870)     (315)     4,039
 Average common shares outstanding (in thousands).................................       11,923    11,906      8,289
 Add: options (in thousands)......................................................            -       172        173
                                                                                       --------   -------     ------
 Average diluted common shares outstanding (in thousands).........................       11,923    12,078      8,462
 Diluted earnings (loss) per common share:
 Income (loss) applicable to common stock before extraordinary loss and cumulative
 effect of change in accounting method............................................     $  (2.13)  $ (0.03)    $ 0.54
 Extraordinary loss on extinguishment of debt.....................................            -         -      (0.06)
 Cumulative effect of change in accounting method.................................        (0.04)        -          -
                                                                                       --------   -------     ------
 Diluted earnings (loss) per common share.........................................     $  (2.17)  $ (0.03)    $ 0.48
                                                                                       ========   =======     ======


19. Subsequent Events

On February 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hilltopper Acquisition Corp. (the "Acquisition") a wholly owned subsidiary of Hilltopper Holding Corp., ("Holding") which is a wholly owned subsidiary of Warburg, Pincus Equity Partnership, L.P. ("Warburg"). Pursuant to the terms of the Merger Agreement, Acquisition began a cash tender offer for all outstanding shares of the Company at $5.50 per share. Warburg must beneficially own a minimum of 68.5 percent of the shares (on a fully diluted basis) as a condition to the consummation of the tender offer. The tender offer is not subject to a financing contingency but is subject to the approval of certain lenders, lessors and governmental authorities and other conditions. A special committee of independent directors of the Company recommended that the merger and tender offer transactions be approved by the Board of Directors of the Company. The Board of Directors approved the merger and tender offer transactions and recommended that the shareholders approve the merger and tender their shares pursuant to the tender offer. The Company's executive management and certain private equity shareholders representing about 39.5 percent of the Company's outstanding shares will become shareholders of Holding and have agreed to vote their shares in favor of the transaction. J. Stephen Eaton will remain as the Company's chairman and chief executive.

20. Quarterly Financial Information (Unaudited)

The table below sets forth summarized quarterly financial data for the years ended December 31, 1999 (amended) and 1998 (in thousands, except per share data):

                                                              1999
                                            ----------------------------------------
                                             First     Second      Third     Fourth
                                            Quarter    Quarter    Quarter    Quarter
                                            -------    -------    -------    -------

Total revenues...........................   $96,226    $98,042    $97,956   $ 86,305
Net loss.................................    (1,753)    (9,552)    (1,092)   (13,473)
Net loss applicable to
   common shareholders...................   $(1,753)   $(9,552)   $(1,092)  $(13,473)
                                            =======    =======    =======   ========
Loss applicable to common stock and
   equivalents:
   Basic:                                   $ (0.15)   $ (0.80)   $ (0.09)  $  (1.13)
                                            =======    =======    =======   ========
   Diluted:                                 $ (0.15)   $ (0.80)   $ (0.09)  $  (1.13)
                                            =======    =======    =======   ========
Weighted average common shares
   outstanding:
   Basic.................................    11,924     11,923     11,923    11,923
   Diluted...............................    11,956     11,923     11,923    11,923
Common stock market prices:
   High..................................   $ 15.56    $ 10.00    $  5.53   $  3.56
   Low...................................   $  8.00    $  1.00    $  2.63   $  2.22

                                                              1998
                                            ----------------------------------------
                                             First     Second      Third     Fourth
                                            Quarter    Quarter    Quarter    Quarter
                                            -------    -------    -------    -------
Total revenues...........................   $87,072    $87,900    $89,585    $93,088
Net income (loss)........................   $ 3,826    $ 3,834    $(7,363)   $  (612)
Net income (loss) applicable to
   common shareholders...................   $ 3,826    $ 3,834    $(7,363)   $  (612)
                                            =======    =======    =======    =======
Income (loss) applicable to common stock
   and equivalents:
   Basic:                                   $  0.32    $  0.32    $ (0.62)   $ (0.05)
                                            =======    =======    =======    =======
   Diluted:                                 $  0.31    $  0.32    $ (0.62)   $ (0.05)
                                            =======    =======    =======    =======
Weighted average common shares
   outstanding:
   Basic.................................   11,866      11,910     11,924     11,924
   Diluted...............................   12,202      12,215     11,942     11,944

Common stock market prices:
   High..................................  $25.125     $25.000    $20.375    $15.500
   Low...................................  $19.625     $16.438    $ 7.500    $ 7.375

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 1998 and 1997:

                                           Balance at    Charged to     Balances                  Balance at
                                          Beginning of    Cost and      Written                     End of
                                              Year        Expense         off          Other         Year
                                          ------------------------------------------------------------------

December 31, 1999
Allowance for doubtful
accounts (deducted from
accounts receivable)....................    $4,963        $3,605       $(2,288)       $  146 (1)    $6,426

December 31, 1998
Allowance for doubtful
accounts (deducted from
accounts receivable)....................    $2,998        $1,432       $(1,874)       $2,407 (1)    $4,963

December 31, 1997
Allowance for doubtful
accounts (deducted from
accounts receivable)....................    $2,472        $  863       $  (637)       $  300 (2)    $2,998

----------------------------------------------------
(1) Allowance on accounts receivable purchased during the respective years in connection with several nursing facility acquisitions.
(2) Allowance transferred from notes receivable.

                                 Exhibit Index


Exhibit                           Description
-------    --------------------------------------------------------------------
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
           by and among Centennial HealthCare Corporation and the Borrowers named therein, the Lenders named therein, and Core States Bank, N.A. and NationsBank, N.A., as lenders and agents for the lenders named therein

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
           Limited Partnership and WelCare/Ashton Properties, Inc. n/k/a Centennial/Ashton Properties Corporation ("CAPC"), dated December
           20, 1994 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, Registration No. 333-24267, as amended).