Form 10-Q/A
period 1999-03-31
CENTENNIAL HEALTHCARE CORP
filed 2000-04-27
CIK 1035118

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

  There were 11,923,618 shares of Common Stock outstanding as of April 14, 2000

In connection with reporting its results for the twelve months ended December 31, 1999, Centennial HealthCare Corporation recorded certain adjustments to its previously reported interim results for 1999. The adjustments that affect the quarterly period ended March 31, 1999 reduce pre-tax income by $4,009,000 and are summarized as follows:

     Increase in allowance for doubtful accounts                  $  513
     Increase in contractual allowance on hospital receivables     2,265
     Increase in accrued vacation and sick expenses                  536
     Cumulative effect of change in accounting method                656
     Increase in other operating expenses                             39

This report on Form 10-QA reflects the effect of these adjustments and certain balance sheet reclassifications. The following items are amended and restated in their entirety hereby:

PART I  -- FINANCIAL INFORMATION

     Item 1.    Financial Statements.
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition, Part II -- Other Information, Item 6. Exhibits and Reports on Form 8-K is amended to include Exhibit 27.1 -- Financial Data Schedule.

ITEM I - FINANCIAL STATEMENTS



              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                   MARCH 31,             DECEMBER 31,
                                                                                      1999                   1998
                                                                                  ----------             ------------
                                                                                 (As restated;
                                                                                  see Note 2)
                                     ASSETS
Current assets:
  Cash and cash equivalents....................................................   $   2,991              $    5,047
  Patient accounts receivable and third-party payor settlements, net of allowance for doubtful accounts of approximately
   $5,413 and $5,000...........................................................      98,154                  99,910
  Other receivables............................................................       4,011                   4,382
  Deferred income taxes........................................................       3,738                   3,738
  Prepaid expenses and other current assets....................................       3,393                   2,250
                                                                                  ----------             ------------
      Total current assets.....................................................     112,287                 115,327

  Property and equipment, net..................................................      74,802                  74,813
  Intangible assets, net.......................................................      42,304                  42,804
  Notes receivable and other assets............................................      56,427                  52,388
                                                                                  ----------             ------------

      Total assets.............................................................   $ 285,820              $  285,332
                                                                                  ==========             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.....................................   $  41,607              $   45,386
  Other current liabilities....................................................      18,297                  12,816
                                                                                  ----------             ------------
      Total current liabilities................................................      59,904                  58,202
Long-term debt, less current maturities........................................     113,579                 112,849
Other long-term liabilities....................................................         407                     598
                                                                                  ----------             ------------
                                                                                    173,890                 171,649

Commitments and contingencies
Shareholders' equity:
  Common stock with par value of $ 01; 50,000,000 shares
       authorized; 11,923,618 shares issued
       and outstanding.........................................................         119                     119
  Paid-in capital..............................................................     102,015                 102,015
  Retained earnings............................................................      10,146                  11,899
                                                                                  ----------             ------------
                                                                                    112,280                 114,033
Note receivable from shareholder...............................................        (350)                   (350)
                                                                                  ----------             ------------
      Net shareholders' equity.................................................     111,930                 113,683
                                                                                  ----------             ------------
      Total liabilities and shareholders' equity...............................   $ 285,820              $  285,332
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


                                                                     Three Months
                                                                    Ended March 31,
                                                               ------------------------
                                                                   1999         1998
                                                               -------------  ---------
                                                               (As Restated;
                                                                see Note 2)

Revenues:
  Net patient service revenues ...............................   $ 93,833    $ 83,379
  Management fees and other revenues .........................      2,393       3,693
                                                                 --------    --------
    Total revenues ...........................................     96,226      87,072
                                                                 --------    --------

Expenses:
  Facility operating expenses:
      Salaries, wages and benefits ...........................     48,524      41,572
      Other operating expenses ...............................     30,551      24,698
  Lease expense ..............................................      7,845       5,409
  Corporate administrative costs .............................      5,946       4,943
  Depreciation and amortization ..............................      2,917       2,283
  Terminated merger transaction costs ........................        600          --
                                                                 --------    --------
     Total operating expenses ................................     96,383      78,905
                                                                 --------    --------
                                                                     (157)      8,167
                                                                 --------    --------
Other income (expense):
   Interest income ...........................................        473         121
   Interest expense ..........................................     (2,498)     (1,913)
                                                                 --------    --------
      Total other expense ....................................     (2,025)     (1,792)
                                                                 --------    --------
                                                                   (2,182)      6,375
Provision (benefit) for income taxes .........................       (935)      2,486
                                                                 --------    --------
Income (loss) before minority interest and cumulative effect
  of change in accounting method..............................     (1,247)      3,889
Minority interest in net income of subsidiary,
  net of income taxes ........................................        (79)        (63)
                                                                 --------    --------
Income (loss) before cumulative effect of change in
  accounting method...........................................   $ (1,326)   $  3,826
Cumulative effect of change in accounting
   method, net of income taxes................................   $   (427)   $     --
                                                                 --------    --------
Net income (loss).............................................   $ (1,753)   $  3,826
                                                                 ========    ========
Net income (loss) per common share data:
 Basic:
  Income applicable to common stock before
   cumulative effect of change in accounting method...........   $  (0.11)   $   0.32
  Cumulative effect of change in accounting method............       (.04)         --
                                                                 --------    --------
  Net income (loss) applicable to common stock................   $  (0.15)   $   0.32
                                                                 ========    ========
 Diluted:
  Income applicable to common stock before
   cumulative effect of change in accounting method...........   $  (0.11)   $   0.32
  Cumulative effect of change in accounting method............       (.04)         --
                                                                 --------    --------
  Net income (loss) applicable to common stock................   $  (0.15)   $   0.32
                                                                 ========    ========

Weighted average number of common stock and
  common stock equivalents outstanding
 Basic .......................................................     11,924      11,866
                                                                 ========    ========
 Diluted .....................................................     11,956      12,202
                                                                 ========    ========


See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                                                            NOTE
                                                   COMMON STOCK                                          RECEIVABLE
                                           ------------------------------    PAID-IN       RETAINED         FROM
                                              SHARES           AMOUNT        CAPITAL       EARNINGS      SHAREHOLDER      NET
                                           --------------   -------------   -----------   ----------    ------------   ----------
Balance at December 31, 1998............           11,923   $         119   $   102,015   $   11,899    $       (350)    $113,683
Net loss (as restated, see Note 2)......                -               -             -       (1,753)              -       (1,753)
                                           --------------   -------------   -----------   ----------    ------------     --------
Balance at March 31, 1999...............           11,923   $         119   $   102,015   $   10,146    $       (350)    $111,930
                                           ==============   =============   ===========   ==========    ============     ========

See accompanying notes to condensed consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                               -------------------------
                                                                                    1999         1998
                                                                               -------------  ----------
                                                                               (As Restated;
                                                                                see Note 2)

Operating Activities:
  Net income (loss).............................................................  $ (1,753)    $  3,826
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
      Depreciation and amortization ...........................................      2,917       2,283
      Deferred income taxes ...................................................     (1,415)         --
      Consulting expenses offset against note receivable ......................         31          31
      Minority interest .......................................................        134         103
      Provision for doubtful accounts .........................................        875         152
      Cumulative effect of change in accounting method.........................        427          --
      Additional contractual reserves on accounts receivable...................      2,265          --
      Change in assets and liabilities:
         Accounts receivable ..................................................       (403)     (7,303)
         Prepaid expenses and other assets ....................................     (1,008)     (4,876)
         Accounts payable, accrued liabilities and other current liabilities ..     (1,769)       (466)
         Other ................................................................         51         (11)
                                                                                  --------    --------
             Cash provided by (used in) operating activities...................        352      (6,261)
                                                                                  --------    --------

Investing Activities:
  Purchases of property and equipment .........................................     (1,666)     (2,553)
  Notes receivable and other assets, net of repayments ........................     (2,664)     (6,376)
  Acquisitions, net of cash acquired...........................................     (2,526)         --
  Other .......................................................................     (1,208)       (220)
                                                                                  --------    --------
             Cash used in investing activities ................................     (8,064)     (9,149)
                                                                                  --------    --------


Financing Activities:
  Proceeds from the exercise of stock options .................................         --         120
  Proceeds from borrowings ....................................................      6,000      15,200
  Distributions paid to minority partners .....................................        (74)        (74)
  Principal payments on long-term debt ........................................       (270)       (221)
                                                                                  --------    --------

             Cash provided by financing activities ............................      5,656      15,025
                                                                                  --------    --------

Net decrease in cash and cash equivalents .....................................     (2,056)       (385)

Cash and cash equivalents, beginning of period ................................      5,047       4,011
                                                                                  --------    --------

Cash and cash equivalents, end of period ......................................   $  2,991    $  3,626
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


NOTE 2 - RESTATEMENT

In connection with reporting its results for the year ended December 31, 1999, the Company recorded certain adjustments to its previously reported interim results for 1999. The adjustments that affect the quarterly period ended March 31, 1999 total $4,009,000. Certain financial information, both before and after the effect of the adjustments and certain reclassifications, is summarized as follows:

                                                                      Three months ended
                                                                        March 31, 1999
                                                                      ------------------
Income before income taxes, minority interest and cumulative effect
   of change in accounting method (as previously reported)                $  1,171
Adjustments:
     Increase in allowance for doubtful accounts                              (513)
     Increase in contractual allowance on hospital revenues                 (2,265)
     Increase in accrued vacation and sick pay expenses                       (536)
     Increase in other operating expenses                                      (39)
                                                                          --------

Loss before income taxes, minority interest and cumulative effect of
       change in accounting method (as restated)                          $ (2,182)
                                                                          --------

Net income (as previously reported)                                       $    612
Net loss (as restated)                                                    $ (1,753)

Net income per common share, diluted (as previously reported)             $    .05
Net loss per common share, diluted (as restated)                          $   (.15)

                                                                       March 31, 1999
                                                                       --------------
Total shareholders' equity (as previously reported)                       $114,295
Total shareholders' equity (as restated)                                   111,930

Total assets (as previously reported)                                      287,612
Total assets (as restated)                                                 285,820

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP No. 98-5, issued by the Accounting Standards Executive Committee, requires that the cost of start-up activities be expensed as these costs are incurred. Start-up activities include one-time activities and organization costs. Upon adoption, the Company incurred a pre-tax charge to income of $656,000 ($427,000 net of tax), representing the write off of all previously deferred balances. This write off has been reported as the cumulative effect of a change in accounting method in the accompanying interim condensed consolidated statement of operations.

NOTE 4 - EARNINGS PER SHARE

The calculation of earnings per share is as follows (in thousands, except per share amounts):

                                                              Three Months Ended
                                                                   March 31,
                                                                1999      1998
                                                              --------  --------

Net income (loss)............................................ $ (1,753) $  3,826

Weighted average common shares outstanding...................   11,924    11,866

Basic Earnings Per Common Share.............................. $  (0.15) $   0.32
                                                              ========  ========

Net income (loss)............................................ $ (1,753) $  3,826
Interest savings on convertible debt (net of tax)............        -        24
                                                              --------  --------
Income (loss) applicable to common stock.....................   (1,753)    3,850

Weighted average common shares outstanding...................   11,924    11,866
Dilutive effect of stock options.............................       32       336
                                                              --------  --------
Average diluted common shares outstanding....................   11,956    12,202

Diluted Earnings Per Common Share............................ $  (0.15) $   0.32
                                                              ========  ========

NOTE 5 - FACILITY ACQUISITIONS

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

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

NOTE 7 - SEGMENT INFORMATION

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

Centennial evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, and rent (EBITDAR).

The tables below presents information about EBITDAR and total assets used by the chief operating decision maker of Centennial as of and for the three months ended March 31, 1999 and 1998:

March 31, 1999:
(in thousands)     Management      Long-Term     Rehabilitative
(As Restated;       Services/         Care          Therapy          All       Reconciling
 see Note 2)        Corporate      Facilities       Services        Other         Items               Total
                 ----------------------------------------------------------------------------     ---------------
Revenues                2,544         77,393           10,038      13,624          (7,373)(1)          96,226
EBITDAR                (1,789)        13,597             (382)       (221)               -             11,205
Total Assets          129,580        138,414           20,418      24,463         (27,055)(2)         285,820


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

Specified items included in segment profit/loss for the three months ended March 31, 1999 and 1998:

March 31, 1999:
(in thousands)                                 Management   Long-Term    Rehabilitative
(As Restated;                                   Services/       Care         Therapy        All
 see Note 2)                                    Corporate    Facilities      Services      Other      Total
                                              ----------------------------------------------------------------
Interest revenue                                    426           14             20        13          473
Interest expense                                   (925)      (1,241)          (158)     (174)      (2,498)
Depreciation and amortization                    (1,105)      (1,221)          (465)     (126)      (2,917)
Rent expense                                       (393)      (7,076)          (135)     (240)      (7,844)
Cumulative effect of change in
  accounting method                                (427)           -              -         -         (427)
Terminated merger costs                            (600)           -              -         -         (600)
Income tax benefit/(expense)                      1,781       (1,466)           459       161          935
Minority interest (net of tax)                      (79)           -              -         -          (79)
Net income (expense)                             (3,112)       2,607           (661)     (587)      (1,753)

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - SUBSEQUENT EVENTS

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

NET PATIENT SERVICE REVENUES. Net patient service revenues increased from $83.4 million in the first quarter of 1998 to $93.8 million in the same period in 1999, an increase of $10.4 million or 12.5%. The 1998 Facility Leases contributed approximately $13.4 million to revenues during the first quarter of 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $2.4 million and $9.9 million, respectively, to revenues during the first quarter of 1999. Wellington and South Bend contributed approximately $1.3 million and $1.5 million, respectively, to revenues for the quarter ended March 31, 1998. During the first quarter of 1999, the Company recorded charges to revenue totaling approximately $2.2 million associated with reserves on prior year cost reports and trade receivables at its nursing homes and hospitals. Same store nursing facility revenues decreased by approximately $5.6 million in the first quarter of 1999 compared to the prior year period due primarily to decreases in Medicare revenues associated with the advent of the Medicare prospective payment system ("PPS"), which went into effect for the majority of the Company's owned and leased nursing facilities on January 1, 1999. Payor mix at the Company's nursing facilities remained consistent during 1999 as compared to 1998. The Company experienced a 20% decrease in its Medicare part A rates and a slight decrease in census on a same store basis during the first quarter of 1999 compared to the prior year period. Revenues from Paragon, the Company's subsidiary providing therapy services, decreased by approximately

$7.0 million in the first quarter of 1999 compared to the prior year period, due in part to the loss of six rehabilitation contracts subsequent to the first quarter of 1998 and a general decrease in average revenue per contract. The decrease in revenue per contract is associated primarily with the pass through effect of Medicare PPS rate decreases affecting Paragon's nursing center customers. Revenues from PTS, the Company's subsidiary providing intravenous therapy and other services, increased by approximately $1.5 million due to increased volume from existing contracts and the expansion of services provided to both the Company's managed nursing facilities and other third parties.

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

FACILITY OPERATING EXPENSES. Facility operating expenses increased from $66.3 million in the first quarter of 1998 to $79.1 million in the same period in 1999, an increase of $12.8 million or 19.3%. The 1998 Facility Leases contributed approximately $11.1 million to operating expenses during the first quarter of 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $2.1 million and approximately $7.5 million, respectively, to operating expenses during the first quarter of 1999. Wellington and South Bend contributed approximately $1.5 million and $1.2 million, respectively, to operating expenses for the prior year period ended March 31, 1998. Same store nursing facility operating expenses decreased by approximately $3.6 million in the first quarter of 1999 compared to the prior year period, primarily resulting from decreases in therapy and other ancillary costs associated with the re-negotiation of the Company's ancillary contracts under the PPS methodology, offset in part by additional costs incurred in 1999 associated with PPS training at the Company's nursing facilities. Operating expenses from Paragon decreased by approximately $4.2 million in the first quarter of 1999 compared to the prior year period, due to the cost-cutting measures put in place by management in response to the anticipated loss of revenue associated with PPS. Operating expenses from PTS increased by approximately $1.1 million due to increased volume from existing contracts and the expansion of services provided to both the Company's managed nursing facilities and other third parties.

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

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased from 39.0% in the first quarter of 1998 to 42% in the first quarter of 1999, an increase in the rate of 2.0%. This increase was primarily attributable to an anticipated increase in the Company's average state tax rate due to the Company's expansion into several new states resulting from the Flatley Facility Leases and the 1998 Facility Leases.

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

During the first quarter of 1999, the Company generated $352,000 in cash flow from its operating activities. This was comprised of cashflow before non-cash charges and changes in assets and liabilities of approximately $3.4 million, an increase in accounts receivable of approximately $403,000, an increase in prepaid expenses of approximately $1.0 million and a decrease in accounts payable and accrued expenses of approximately $1.8 million. The decrease in accounts payable is due to the timing of payments to lessors and compensation of employees.

Notes receivable and other assets increased by approximately $2.7 million during the first quarter of 1999, approximately $1.5 million of which relates to advances to managed facilities. The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $1.7 million or approximately $200 per bed for the three-month period. These expenditures included the expansion of existing facilities and the selected rehabilitation of certain facilities. Also during the first quarter of 1999, the Company paid approximately $2.5 million in acquisition costs associated with the purchase of the leasehold interest and accounts receivable for the Flatley Facilities.

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

                         PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
Exhibit 27.1 -- Financial Data Schedule

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 26, 2000                 CENTENNIAL HEALTHCARE CORPORATION

                                 By:  /s/ J. Stephen Eaton
                                      ------------------------------------------
                                      J. Stephen Eaton, Chairman of the Board,
                                      President and Chief Executive Officer


Date:  April 26, 2000            By:  /s/ Alan C. Dahl
                                      ------------------------------------------
                                      Alan C. Dahl, Executive Vice President and
                                      Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

27.1     Financial Data Schedule (for SEC use only)