Form 10-Q/A
period 1999-06-30
CENTENNIAL HEALTHCARE CORP
filed 2000-04-27
CIK 1035118

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

In connection with reporting its results for the twelve months ended December 31, 1999, Centennial HealthCare Corporation recorded certain adjustments to its previously reported interim results for 1999. The adjustments that affect the quarterly and six month periods ended June 30, 1999 reduce pre-tax income (loss) by $3,354,000 and $7,363,000, respectively, and are summarized as follows:

                                               Three months        Six months
                                               ended June 30,     ended June 30,
                                                   1999               1999
                                               --------------     --------------
Increase in allowance for bad debts               $  513              $1,028

Increase in contractual allowance on
  hospital receivables                             2,265               4,529

Increase in accrued vacation and sick expenses       536               1,072

Cumulative effect of change in accounting
  method                                               -                 656

Increase in other accrued expenses                    40                  78

This report on Form 10-QA reflects the effect of these adjustments and certain balance sheet reclassifications. The following items are amended and restated in their entirety hereby:

PART 1--FINANCIAL INFORMATION
      Item 1. Financial Statements.
      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


In addition, PART II--OTHER INFORMATION, Item 6. Exhibits and Reports on Form 8-K, is amended to include Exhibit 27.1 - Financial Data Schedule.

ITEM I - FINANCIAL STATEMENTS

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               June 30,               December 31,
                                                                                 1999                     1998
                                                                            --------------           --------------
                                                                            (As Restated;
                                                                             See Note 2)
                         ASSETS
Current assets:
  Cash and cash equivalents.................................................   $  3,503                 $  5,047
  Patient accounts receivable and third-party payor settlements, net of allowance for doubtful accounts of approximately
   $6,100 and $5,000........................................................     97,243                   99,910
  Other receivables.........................................................      3,934                    4,382
  Deferred income taxes.....................................................      3,738                    3,738
  Prepaid expenses and other current assets.................................      3,303                    2,250
                                                                               --------                 --------
      Total current assets..................................................    111,721                  115,327

  Property and equipment, net...............................................     73,717                   74,813
  Intangible assets, net....................................................     38,902                   42,804
  Notes receivable and other assets.........................................     56,271                   52,388
                                                                               --------                 --------

      Total assets..........................................................   $280,611                 $285,332
                                                                               ========                 ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................................   $ 44,909                 $ 45,386
  Other current liabilities.................................................     18,186                   12,816
                                                                               --------                 --------
      Total current liabilities.............................................     63,095                   58,202
Long-term debt, less current maturities.....................................    114,707                  112,849
Other long-term liabilities.................................................        431                      598
                                                                               --------                 --------
                                                                                178,233                  171,649

Commitments and contingencies
Shareholders' equity:
  Common stock with par value of $.01; 50,000,000 shares
      authorized; 11,923,618 shares issued
      and outstanding.......................................................        119                      119
  Paid-in capital...........................................................    102,015                  102,015
  Retained earnings.........................................................        594                   11,899
                                                                               --------                 --------
                                                                                102,728                  114,033
Note receivable from shareholder............................................       (350)                    (350)
                                                                               --------                 --------
      Net shareholders' equity..............................................    102,378                  113,683
                                                                               --------                 --------
      Total liabilities and shareholders' equity............................   $280,611                 $285,332
                                                                               ========                 ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three Months                   Six Months
                                                            Ended June 30,                Ended June 30,
                                                        -----------------------     --------------------------
                                                            1999          1998         1999            1998
                                                        -------------   -------     ------------      --------
                                                        (As restated;               (As restated;
                                                         See Note 2)                 See Note 2)
Revenues:
 Net patient service revenues.........................   $ 95,894       $84,042        $189,727       $167,421
 Management fees and other revenues...................      2,148         3,858           4,540          7,551
                                                         --------       -------        --------       --------
  Total revenues......................................     98,042        87,900         194,267        174,972
                                                         --------       -------        --------       --------
Expenses:
 Facility operating expenses:
   Salaries, wages and benefits.......................     51,024        43,348          99,547         84,920
   Other operating expenses...........................     28,048        23,281          58,600         47,979
 Lease expense........................................      8,223         5,746          16,067         11,155
 Corporate administrative costs.......................      5,975         5,247          11,921         10,190
 Depreciation and amortization........................      3,118         2,379           6,035          4,662
 Terminated merger transaction costs..................          -             -             600              -
 Provision for asset revaluation......................     14,530             -          14,530              -
                                                         --------       -------        --------       --------
   Total operating expenses...........................    110,918        80,001         207,300        158,906
                                                         --------       -------        --------       --------
                                                          (12,876)        7,899         (13,033)        16,066
                                                         --------       -------        --------       --------
Other income (expense):
 Interest income......................................        429           800             903            921
 Interest expense.....................................     (2,910)       (2,316)         (5,408)        (4,229)
                                                         --------       -------        --------       --------
   Total other expense................................     (2,481)       (1,516)         (4,505)        (3,308)
                                                         --------       -------        --------       --------
                                                          (15,357)        6,383         (17,538)        12,758
Provision (benefit) for income taxes..................     (5,863)        2,489          (6,797)         4,975
                                                         --------       -------        --------       --------
Income (loss) before minority interest and cumulative
 effect of change in accounting method................     (9,494)        3,894         (10,741)         7,783
Minority interest in net income of subsidiary,
 net of income taxes..................................        (58)          (60)           (137)          (123)
                                                         --------       -------        --------       --------
Income (loss) before cumulative effect of change
 in accounting method.................................     (9,552)        3,834         (10,878)         7,660
Cumulative effect of change in accounting method,
 net of income taxes..................................          -             -            (427)             -
                                                         --------       -------        --------       --------
Net income (loss) applicable to common stock..........   $ (9,552)      $ 3,834        $(11,305)      $  7,660
                                                         ========       =======        ========       ========

Net income (loss) per share data:
 Basic
  Income (loss) applicable to common stock before
    cumulative effect of change in accounting method..   $  (0.80)      $  0.32        $  (0.91)      $   0.64
  Cumulative effect of change in accounting method....          -             -           (0.04)             -
                                                         --------       -------        --------       --------
  Net inome (loss) applicable to common stock.........   $  (0.80)      $  0.32        $  (0.95)      $   0.64
                                                         ========       =======        ========       ========
 Diluted
  Income (loss) applicable to common stock before
    cumulative effect of change in accounting method..   $  (0.80)      $  0.32        $  (0.91)      $   0.63
  Cumulative effect of change in accounting method....          -             -           (0.04)             -
                                                         --------       -------        --------       --------
  Net inome (loss) applicable to common stock.........   $  (0.80)      $  0.32        $  (0.95)      $   0.63
                                                         ========       =======        ========       ========
Weighted average number of common stock and
 common stock equivalents outstanding:
 Basic................................................     11,924        11,910          11,924         11,888
                                                         ========       =======        ========       ========
 Diluted..............................................     11,924        12,215          11,924         12,213
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

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                                Note
                                                        Common Stock                                         Receivable
                                                 ---------------------------       Paid-In       Retained       From
                                                   Shares           Amount         Capital       Earnings    Shareholder    Net
                                                 -----------      ----------       -------       --------    -----------  --------

Balance at December 31, 1998............          11,924            $ 119          $102,015      $ 11,899       $(350)    $113,683
Net loss (as Restated, see Note 2)......               -                -                 -       (11,305)          -      (11,305)
                                                 -------            -----          --------      --------       -----     --------

Balance at June 30, 1999................          11,924            $ 119          $102,015      $    594       $(350)    $102,378
                                                 =======            =====          ========      ========       =====     ========

See accompanying notes to condensed consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                        Six Months
                                                                                                      Ended June 30,
                                                                                            ----------------------------------
                                                                                                1999                    1998
                                                                                            -------------             --------
                                                                                           (As restated;
                                                                                            See Note 2)
Operating Activities:
 Net income (loss)..............................................................            $(11,305)                 $  7,660
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization................................................               6,034                     4,662
   Deferred income taxes........................................................              (8,163)                        -
   Provision for asset revaluation..............................................              14,530                         -
   Minority interest............................................................                 232                       201
   Provision for doubtful accounts..............................................               2,069                       684
   Cumulative effect of change in accounting method.............................                 427                         -
   Additional contractual reserves on accounts receivable.......................               4,529                         -
   Change in assets and liabilities:
     Accounts receivable........................................................              (2,948)                  (16,243)
     Prepaid expenses and other assets..........................................                (840)                   (8,100)
     Accounts payable, accrued liabilities and other current liabilities........               2,684                     2,030
     Other......................................................................                (323)                       22
                                                                                            --------                  --------
       Cash provided by (used in) operating activities..........................               6,926                    (9,084)
                                                                                            --------                  --------
Investing Activities:
  Purchases of property and equipment...........................................              (3,693)                   (3,699)
  Notes and other receivables, net of repayments................................              (4,664)                   (5,447)
  Payments for debt service reserves............................................                (336)                        -
  Acquisitions, net of cash required............................................              (3,789)                        -
  Payments for financing costs..................................................              (2,698)                     (618)
                                                                                            --------                  --------
       Cash used in investing activities........................................             (15,180)                   (9,764)
                                                                                            --------                  --------
Financing Activities:
  Proceeds from the exercise of stock options...................................                   -                       294
  Proceeds from borrowings......................................................               8,432                    21,200
  Distributions paid to minority partners.......................................                (148)                     (148)
  Principal payments on long-term debt..........................................              (1,574)                     (753)
                                                                                            --------                  --------

      Cash provided by financing activities.....................................               6,710                    20,593
                                                                                            --------                  --------

Net change in cash and cash equivalents.........................................              (1,544)                    1,745

Cash and cash equivalents, beginning of period..................................               5,047                     4,011
                                                                                            --------                  --------

Cash and cash equivalents, end of period........................................            $  3,503                  $  5,756
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

NOTE 2 - RESTATEMENT

In connection with reporting its results for the year ended December 31, 1999, the Company recorded certain adjustments to its previously reported interim results for 1999. The adjustments that affect the quarterly and six month periods ended June 30, 1999 total $3,354,000 and $7,134,000, respectively. Certain financial information, both before and after the effect of the adjustments and certain reclassifications, is summarized as follows:

                                       Three months ended       Six months ended
                                         June 30, 1999            June 30, 1999
                                       ------------------       ----------------
Loss before income taxes, minority
 interest and cumulative effect of
 change in accounting method (as
 previously reported)                        $(12,003)             $(10,831)
Adjustments
 Increase in allowance for bad debts             (513)               (1,028)
 Increase in contractual allowance on
  hospital revenues                            (2,265)               (4,529)
 Increase in accrued vacation and sick
  pay expenses                                   (536)               (1,072)
 Increase in other operating expenses             (40)                  (78)
                                             --------              --------

Loss before income taxes, minority
 interest and cumulative effect of
 change in accounting method
 (as restated)                               $(15,357)             $(17,538)
                                             --------              --------

Net loss (as previously reported)            $ (7,573)             $ (6,961)
Net loss (as restated)                       $ (9,552)             $(11,305)

Net income per common share, diluted
 (as previously reported)                    $  (0.64)             $  (0.58)
Net loss per common share, diluted
 (as restated)                               $  (0.80)             $  (0.95)


                                          June 30, 1999
Total shareholders' equity                -------------
 (as previously reported)                    $106,722
Total shareholders; equity
 (as restated)                               $102,378

Total assets (as previously reported)        $283,804
Total assets (as restated)                   $280,611




NOTE 3 - EARNINGS PER SHARE

The calculation of earnings per share is as follows (in thousands, except per share amounts):

                                                                 Three Months Ended                          Six Months Ended
                                                                      June 30,                                   June 30,
                                                                1999             1998                     1999           1998
                                                             ------------      -------                -------------     -------
                                                            (As restated;                             (As restated;
                                                             See Note 2)                               See Note 2)
Income (Loss) applicable to common stock...................   $ (9,552)        $ 3,834                  $(11,305)       $ 7,660

Weighted average common shares outstanding.................     11,924          11,910                    11,924         11,888

BASIC EARNINGS PER COMMON SHARE............................   $  (0.80)        $  0.32                  $  (0.95)       $  0.64
                                                              ========         =======                  ========        =======

Income (Loss) applicable to common stock...................   $ (9,552)        $ 3,834                  $(11,305)       $ 7,660
Interest savings on convertible debt (net of tax)..........          -              24                         -             48
                                                              --------         -------                  --------        -------
Income (Loss) applicable to common stock...................   $ (9,552)        $ 3,858                  $(11,305)       $ 7,708

Weighted average common shares outstanding.................     11,924          11,910                    11,924         11,888
Dilutive effect of stock options...........................          -             180                         -            200
Conversion of convertible debt.............................          -             125                         -            125
                                                              --------         -------                  --------        -------
Average diluted common shares outstanding..................     11,924          12,215                    11,924         12,213

DILUTED EARNINGS PER COMMON SHARE..........................   $  (0.80)        $  0.32                  $  (0.95)       $  0.63
                                                              ========         =======                  ========        =======

NOTE 4 - FACILITY ACQUISITIONS

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

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 - SEGMENT INFORMATION

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

As of and for the six months ended June 30, 1999 (As Restated; See Note 2):
(in thousands)

                                 Management      Long-Term   Rehabilitation
                                  Services/        Care          Therapy          All        Reconciling
                                  Corporate     Facilities      Services         Other          Items        Total
                               ----------------------------------------------------------------------------------------
Revenues                            4,835         157,866         19,722         25,319        (13,475)      194,267
EBITDAR                            (3,723)         28,453            145           (676)             -        24,199
Total Assets                      132,083         134,264         17,195         23,198        (26,129)      280,611

Interest revenue                      844              19             21             19              -           903
Interest expense                   (2,199)         (2,544)          (315)          (350)             -        (5,408)
Lease expense                        (809)        (14,498)          (265)          (495)             -       (16,067)
Depreciation and Amortization      (2,422)         (2,433)          (914)          (266)             -        (6,035)
Minority Interest (net of tax)       (137)              -              -              -              -          (137)
Cumulative effect of change in
 accounting method                   (427)              -              -              -              -          (427)
Provision for Asset Revaluation    (1,285)        (10,558)        (2,687)             -              -       (14,530)
Terminated Merger Costs              (600)              -              -              -              -          (600)
Income tax benefit (expense)        3,907             562          1,538            790              -         6,797
Net (loss)                         (6,851)          (1000)        (2,477)          (977)             -       (11,305)

As of and for the six months ended June 30, 1998:
(in thousands)

                                 Management      Long-Term   Rehabilitation
                                  Services/        Care          Therapy          All        Reconciling
                                  Corporate     Facilities      Services         Other          Items        Total
                               ----------------------------------------------------------------------------------------
Revenues                            7,740         119,588         37,368         10,276        (12,298)      174,972
EBITDAR                             1,233          22,630          4,700          3,320              -        31,883
Total Assets                      125,651                         23,024         21,192        (29,367)      272,940

Interest revenue                      807              13             65             36              -           921
Interest expense                     (888)        (2,675)           (315)          (351)             -        (4,229)
Lease expense                        (648)        (9,829)           (228)          (450)             -       (11,155)
Depreciation and Amortization      (1,336)        (2,157)           (945)          (224)             -        (4,662)
Minority Interest (net of tax)       (123)             -               -              -              -          (123)
Income tax benefit (expense)          325         (3,113)         (1,278)          (909)             -        (4,975)
Net income (loss)                    (630)         4,869           1,999          1,422              -         7,660

For the three months ended June 30, 1999 (As Restated, See Note 2):
(in thousands)

                                 Management      Long-Term   Rehabilitation
                                  Services/        Care          Therapy          All        Reconciling
                                  Corporate     Facilities      Services         Other          Items        Total
                               ----------------------------------------------------------------------------------------
Revenues                            2,291         80,474           9,684         11,695         (6,102)       98,042
EBITDAR                            (1,933)        14,855             527           (454)             -        12,995

Interest revenue                      419              -               1              9              -           429
Interest expense                   (1,274)        (1,304)           (158)          (174)             -        (2,910)
Lease expense                        (416)        (7,422)           (130)          (255)             -        (8,223)
Depreciation and Amortization      (1,317)        (1,211)           (448)          (142)             -        (3,118)
Minority Interest (net of tax)        (58)             -               -              -              -           (58)
Provision for Asset Revaluation    (1,285)       (10,558)         (2,687)             -              -       (14,530)
Income tax benefit (expense)        2,125          2,029           1,079            630              -         5,863
Net (loss)                         (3,738)        (3,606)         (1,816)          (392)             -        (9,552)

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - TERMINATED MERGER

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

NOTE 9 - PROVISION FOR ASSET REVALUATION

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998:

Net patient service revenues. Net patient service revenues increased from $84.0 million in the second quarter of 1998 to $95.9 million in the same period in 1999, an increase of $11.9 million or 14.2%. The 1998 Facility Leases contributed approximately $13.4 million to revenues during the second quarter of 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $2.8 million and approximately $9.9 million, respectively, to revenues during the first quarter of 1999. Wellington and South Bend contributed approximately $1.1 million and $1.4 million, respectively, to revenues for the quarter ended June 30, 1998. During the quarter ended June 30, 1999, the Company recorded charges to revenue totaling approximately $2.2 million associated with reserves on prior year cost reports and trade receivables at its nursing facilities and hospitals. Same store nursing facility revenues decreased by approximately $2.5 million in the second quarter of 1999, compared to the prior year period due primarily to decreases in Medicare revenues associated with the advent of the Medicare prospective payment system ("PPS"), which went into effect for the majority of the Company's owned and leased nursing facilities on January 1, 1999. Payor mix at the Company's nursing facilities remained consistent during 1999 as compared to 1998. The Company experienced a decrease in its average Medicare Part A rates during the second quarter of 1999 as well as a slight decrease in census as compared to the prior period on a same store basis. Revenues from Paragon decreased by approximately $8.5 million in the second quarter of 1999 compared to the prior year period, due to the loss of sixteen external contracts subsequent to the second quarter of 1998 and a general decrease in average revenue per contract. The decrease in revenue per contract is associated primarily with the pass through effect of Medicare PPS rate decreases affecting Paragon's nursing center customers. Revenues from PTS, increased by approximately $600,000 due to increased volume from existing contracts and the expansion of services provided to the Company's managed nursing facilities.

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

Facility operating expenses. Facility operating expenses increased from $66.6 million in the second quarter of 1998 to $79.0 million in the same period in 1999, an increase of $12.4 million or 18.6%. The 1998 Facility Leases contributed approximately $11.0 million to operating expenses during the second quarter of 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $2.4 million and approximately $7.8 million, respectively, to operating expenses during the second quarter of 1999. Wellington and South Bend contributed approximately $1.3 million and $1.4 million, respectively, to operating expenses for the prior year period ended June 30, 1998. Same store nursing facility operating expenses decreased by approximately $2.5 million in the second quarter of 1999 compared to the prior year period, primarily resulting from decreases in therapy and other ancillary costs associated with the re-negotiation of the Company's ancillary contracts under the PPS methodology. These gains were offset in part by additional costs associated with continued PPS training during the second quarter of 1999 at the Company's nursing facilities. Operating expenses from Paragon decreased by approximately $6.5 million in the second quarter of 1999 compared to the prior year period, due to the cost-cutting measures put in place by management in response to the decrease in revenues associated with PPS. Operating expenses from PTS increased by approximately $500,000 due to increased volume from existing contracts and the expansion of services provided to the Company's managed nursing facilities.

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998:

Net patient service revenues. Net patient service revenues increased from $167.4 million in the first six months of 1998 to $189.7 million in the same period in 1999, an increase of $22.3 million or 13.3%. The 1998 Facility Leases contributed approximately $26.8 million to revenues during 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $5.2 million and $19.8 million, respectively, to revenues during the first six months of 1999. Wellington and South Bend contributed approximately $2.4 million and $2.8 million, respectively, to revenues for the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company recorded charges to revenue totaling approximately $4.5 million associated with reserves on prior year cost reports and trade receivables at its nursing facilities and hospitals. Same store nursing facility revenues decreased by approximately $7.4 million during 1999 compared to the prior year period due primarily to decreases in Medicare revenues associated with the advent of the Medicare prospective payment system ("PPS"), which went into effect for the majority of the Company's owned and leased nursing facilities on January 1, 1999. Payor mix at the Company's nursing facilities remained consistent during 1999 as compared to 1998. The Company experienced a decrease in its average Medicare Part A rates during the first half of 1999 as well as a slight decrease in census as compared to the prior period on a same store basis. Revenues from Paragon decreased by approximately $15.5 million for the first six months of 1999 compared to the prior year period, due to the loss of sixteen external contracts subsequent to the second quarter of 1998 and a general decrease in average revenue per contract. The decrease in revenue per contract is associated primarily with the pass through effect of Medicare PPS rate decreases affecting Paragon's nursing center customers. Revenues from PTS, increased by approximately $2.0 million due to increased volume from existing contracts and the expansion of services provided to the Company's managed nursing facilities.

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

Facility operating expenses. Facility operating expenses increased from $132.8 million during the first six months of 1998 to $158.1 million for the same period in 1999, an increase of $25.3 million or 19.1%. The 1998 Facility Leases contributed approximately $22.1 million to operating expenses during 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $4.5 million and approximately $15.3 million, respectively, to operating expenses during the six months ended June 30, 1999. Wellington and South Bend contributed approximately $2.8 million and $2.6 million, respectively, to operating expenses for the prior year period ended June 30, 1998. Same store nursing facility operating expenses decreased by approximately $5.3 million during the first half of 1999 compared to the prior year period, primarily resulting from decreases in therapy and other ancillary costs associated with the re-negotiation of the Company's ancillary contracts under the PPS methodology. These gains were offset in part by additional costs associated with continued PPS training during 1999 at the Company's nursing facilities. Operating expenses from Paragon decreased by approximately $10.6 million in the first six months of 1999 compared to the prior year period, due to cost-cutting measures put in place by management in response to the decrease in revenues associated with PPS. Operating expenses from PTS increased by approximately $1.6 million due to increased volume from existing contracts and the expansion of services provided to the Company's managed nursing facilities.

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

During the six months ended June 30, 1999, the Company generated $6.9 million in cashflow from operating activities. This was comprised of operating cashflow before noncash charges and changes in assets and liabilities of $8.3 million, an increase in accounts receivable of approximately $2.9 million and an increase in accounts payable of approximately $2.6 million. The increase in accounts receivable is comprised of: (a) a $14.7 million increase in trade receivables at the Company's long-term care facilities, (b) a $6.5 million decrease in nursing facility settlement receivables associated with the collection of prior year Medicare cost report receivables and exception requests and (c) a $4.8 million decrease in Paragon receivables from third parties. The significant increase in trade receivables during the period was due primarily to delays by the Company's intermediary in processing change of ownership packages for the Flatley Facility Leases and the 1998 Facility Leases. The Company was unable to receive any Medicare payments or, in certain states, Medicaid payments, until this process had been completed. By June 30, 1999 the intermediary had completed all change of ownership processing and the Company was beginning to receive payments on most of the facilities in question. As of June 30, 1999, the Company had outstanding Medicaid and Medicare receivables associated with these buildings of approximately $14.6 million. The Company anticipates that significant portions of these balances should be collected during the remaining two quarters of 1999. The decrease in account payable is due to the timing of payments to vendors, leasors and compensation of employees.

Notes and other receivables from certain third party owners increased by approximately $4.6 million during the first six months of 1999. The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $3.7 million or approximately $460 per bed for the six month period. These expenditures included the expansion of existing facilities and the selected rehabilitation of certain facilities. During the period, the Company paid $2.1 million for deferred costs including loan fees associated with the refinancing of the Senior Credit Facility. Also, during 1999 the Company paid approximately $2.5 million in acquisition costs associated with the purchase of the leasehold interest and accounts receivable for the Flatley facilities.

During the first six months of 1999, the Company borrowed a net $3.4 million in working capital loans under the Senior Credit Facility which were utilized primarily to finance capital expenditures at existing facilities and other investing activities. As of June 30, 1999, the Company had $82.3 million outstanding and approximately $6.8 million available under its Senior Credit Facility, net of issued standby letters of credit of approximately $6.7 million.

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

In January 1999, the Company obtained a $5.0 million Line of Credit from Nationsbank, which bears interest at Nationsbank's Prime rate or 3.0% over Libor for selected portions. Through an amendment during the second quarter of 1999, the Company extended the maturity date of this commitment to December 31, 1999. As of June 30, 1999, the Company had $5.0 million outstanding under this agreement.

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


                          PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27.1 - Financial Data Schedule

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