Form 10-Q/A
period 1999-09-30
CENTENNIAL HEALTHCARE CORP
filed 2000-04-27
CIK 1035118

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

  There were 11,923,618 shares of Common Stock outstanding as of April 14, 2000.

In connection with reporting its results for the twelve months ended December 31, 1999, Centennial HealthCare Corporation recorded certain adjustments to its previously reported interim results for 1999. The adjustments that affect the quarterly and nine month periods ended September 30, 1999 reduce pre-tax income
(loss) by $3,605,000 and $10,970,000, respectively, and are summarized as follows:

                                                    Three months                 Nine months
                                                 ended September 30,          ended September 30,
                                                        1999                        1999
                                                 -------------------          -------------------
Increase in allowance for bad debts                    $  763                      $1,791

Increase in contractual allowance on
  hospital receivables                                  2,265                       6,795

Increase in accrued vacation and sick expenses            536                       1,608

Cumulative effect of change in accounting
  method                                                    -                         656

Increase in other accrued expenses                         41                         119

This report on Form 10-QA reflects the effect of these adjustments and certain balance sheet reclassifications. The following items are amended and restated in their entirety hereby:

PART 1--FINANCIAL INFORMATION
      Item 1. Financial Statements.
      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


In addition, PART II--OTHER INFORMATION, Item 6. Exhibits and Reports on Form 8-K, is amended to include Exhibit 27.1 - Financial Data Schedule (as restated).

ITEM I - FINANCIAL STATEMENTS

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    September 30,           December 31,
                                                                                        1999                   1998
                                                                                   ---------------       -----------------
                                                                                    (As Restated;
                                                                                     See Note 2)
                                      ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $  5,800               $  5,047
  Patient accounts receivable and third-party payor settlements, net of allowance for doubtful accounts of approximately
   $6,800 and $5,000 ...............................................................     91,837                 99,910
  Other receivables ................................................................      5,043                  4,382
  Deferred income taxes ............................................................      3,738                  3,738
  Prepaid expenses and other current assets ........................................      3,129                  2,250
                                                                                       --------               --------
      Total current assets .........................................................    109,547                115,327

  Property and equipment, net ......................................................     73,838                 74,813
  Intangible assets, net ...........................................................     39,813                 42,804
  Notes receivable and other assets ................................................     58,532                 52,388
                                                                                       --------               --------

      Total assets..................................................................   $281,730               $285,332
                                                                                       ========               ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..........................................   $ 41,765               $ 45,386
  Other current liabilities ........................................................     25,959                 12,816
                                                                                       --------               --------
      Total current liabilities ....................................................     67,724                 58,202
Long-term debt, less current maturities ............................................    112,357                112,849
Other long-term liabilities ........................................................        363                    598
                                                                                       --------               --------
                                                                                        180,444                171,649

Commitments and contingencies
Shareholders' equity:
  Common stock with par value of $.01; 50,000,000 shares
       authorized; 11,923,618 shares issued
       and outstanding .............................................................        119                    119
  Paid-in capital ..................................................................    102,015                102,015
  Retained earnings (deficit) ......................................................       (498)                11,899
                                                                                       --------               --------
                                                                                        101,636                114,033
Note receivable from shareholder ...................................................       (350)                  (350)
                                                                                       --------               --------

      Net shareholders' equity .....................................................    101,286                113,683
                                                                                       --------               --------
      Total liabilities and shareholders' equity ...................................   $281,730               $285,332
                                                                                       ========               ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Three Months                  Nine Months
                                                                              Ended September 30,          Ended September 30,
                                                                              1999           1998           1999           1998
                                                                             -------        -------       --------       --------
                                                                           (As Restated;                (As Restated;
                                                                            See Note 2)                  See Note 2)
Revenues:
  Net patient service revenues...........................................    $95,078        $85,738       $284,805       $253,159
  Management fees and other revenues.....................................      2,899          3,847          7,439         11,398
                                                                             -------        -------       --------       --------
   Total revenues........................................................     97,977         89,585        292,244        264,557
                                                                             -------        -------       --------       --------
Expenses:
  Facility operating expenses:
   Salaries, wages and benefits..........................................     55,517         49,526        151,028        134,446
   Other operating expenses..............................................     23,513         18,828         86,149         66,807
  Lease expense..........................................................      8,433          5,756         24,501         16,911
  Corporate administrative costs.........................................      6,420          5,837         18,341         16,027
  Depreciation and amortization..........................................      3,153          1,912          9,187          6,574
  Loss on closure of nursing facility....................................          -          4,010              -          4,010
  Terminated merger transaction costs....................................          -              -            600              -
  Provision for asset revaluation........................................          -         12,152         14,530         12,152
                                                                             -------        -------       --------       --------
   Total operating expenses..............................................     97,036         98,021        304,336        256,927
                                                                             -------        -------       --------       --------
                                                                                 941         (8,436)       (12,092)         7,630
                                                                             -------        -------       --------       --------
Other income (expense):
  Interest income........................................................        322            540          1,224          1,461
  Interest expense.......................................................     (3,087)        (2,499)        (8,495)        (6,728)
                                                                             -------        -------       --------       --------
   Total other expense...................................................     (2,765)        (1,959)        (7,271)        (5,267)
                                                                             -------        -------       --------       --------
                                                                              (1,824)       (10,395)       (19,363)         2,363
Provision for income taxes (income tax benefit)..........................       (735)        (3,123)        (7,532)         1,852
                                                                             -------        -------       --------       --------
Income (loss) before minority interest and cumulative effect of change
  in accounting method...................................................     (1,089)        (7,272)       (11,831)           511
Minority interest in net income of subsidiary,
  net of income taxes....................................................         (3)           (91)          (139)          (214)
                                                                             -------        -------       --------       --------
Income (loss) before cumulative effect of change in accounting method.....    (1,092)        (7,363)       (11,970)           297
Cumulative effect of change in accounting method, net of income tax.......         -              -           (427)             -
                                                                             -------        -------       --------       --------
Net income (loss) applicable to common stock.............................    $(1,092)       $(7,363)      $(12,397)      $    297
                                                                             =======        =======       ========       ========

Net income (loss) per share data:
Basic:
  Income (loss) applicable to common stock before cumulative effect
    of change in accounting method.......................................    $ (0.09)         (0.62)      $  (1.00)      $   0.02
  Cumulative effect of change in accounting method.......................          -              -          (0.04)             -
                                                                             -------        -------       --------       --------
  Net income (loss) applicable to common stock...........................    $ (0.09)       $ (0.62)      $  (1.04)      $   0.02
                                                                             =======        =======       ========       ========
Diluted:
  Income (loss) applicable to common stock before cumulative effect
    of change in accounting method.......................................    $ (0.09)         (0.62)      $  (1.00)       $  0.02
  Cumulative effect of change in accounting method.......................          -              -          (0.04)             -
                                                                             -------        -------       --------       --------
  Net income (loss) applicable to common stock...........................    $ (0.09)         (0.62)         (1.04)          0.02
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

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                         Note
                                               Common Stock                                            Receivable
                                           ---------------------      Paid-In        Retained            From
                                            Shares      Amount        Capital        Earnings          Shareholder         Net
                                           --------    ---------    -----------    -------------     ---------------    ---------
Balance at December 31, 1998............    11,924       $119         $102,015       $ 11,899              $(350)         $113,683
Net income (loss) (as restated, see
  note 2) ..............................        -          -                -         (12,397)                 -           (12,397)
                                            ------       ----         --------       --------              ------         --------

Balance at September 30, 1999...........    11,924       $119         $102,015       $   (498)             $(350)         $101,286
                                            ======       ====         ========       =======              ======          ========

See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                          Nine Months
                                                                                       Ended September 30,
                                                                               -----------------------------------
                                                                                     1999                1998
                                                                               ----------------     --------------
                                                                                 (As Restated;
                                                                                  see Note 2)
Operating Activities:
  Net income (loss)............................................................   $ (12,397)             $    297
  Adjustments to reconcile net income (loss) to net cash
       provided by (used in)  operating activities:
      Depreciation and amortization............................................       9,187                 6,574
      Deferred income taxes....................................................      (9,641)               (1,100)
      Provision for asset revaluation..........................................      14,530                12,152
      Consulting expenses offset against note receivable.......................          63                    94
      Minority interest........................................................         238                   350
      Provision for doubtful accounts..........................................       3,079                 1,144
      Cumulative effect of change in accounting method.........................         427                    -
      Additional contractual reserves on accounts receivable...................       6,795                    -
      Change in assets and liabilities:
         Accounts receivable...................................................      (1,953)              (16,431)
         Prepaid expenses and other assets.....................................      (1,897)               (7,471)
         Accounts payable, accrued liabilities and other current liabilities...        (867)                3,301
         Other.................................................................        (679)                 (930)
                                                                                   --------              --------
             Cash provided by (used in) operating activities...................       6,885                (2,020)
                                                                                   --------              --------

Investing Activities:
  Purchases of property and equipment..........................................      (4,919)               (5,046)
  Notes and other receivables, net of repayments...............................      (5,464)               (9,422)
  Acquisitions, net of cash acquired...........................................      (3,789)                 (591)
  Decrease in restricted cash..................................................        (395)                 (531)
  Payments for financing costs.................................................      (3,353)               (1,964)
                                                                                   --------              --------
             Cash used in investing activities.................................     (17,920)              (17,554)
                                                                                   --------              --------

Financing Activities:
  Proceeds from the exercise of stock options..................................        --                     294
  Proceeds from borrowings.....................................................      15,146                24,200
  Distributions paid to minority partners......................................        (148)                 (222)
  Borrowings from related party, net of repayments.............................        (335)                 (480)
  Principal payments on long-term debt.........................................      (2,874)               (1,065)
                                                                                   --------              --------
             Cash provided by financing activities.............................      11,789                22,727
                                                                                   --------              --------

Net change in cash and cash equivalents........................................         754                 3,153

Cash and cash equivalents, beginning of period.................................       5,046                 4,011
                                                                                   --------              --------

Cash and cash equivalents, end of period.......................................    $  5,800              $  7,164
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


NOTE 2 - RESTATEMENT

In connection with reporting its results for the year ended December 31, 1999, the Company recorded certain adjustments to its previously reported interim results for 1999. The adjustments that affect the quarterly and nine month periods ended September 30, 1999 total $3,354,000 and $10,313,000, respectively. Certain financial information, both before and after the effect of the adjustments and certain reclassifications, is summarized as follows:

                                                                Three months ended       Nine months ended
                                                                September 30, 1999       September 30, 1999
                                                                ------------------       ------------------
Income (loss) before income taxes, minority
 interest and cumulative effect of
 change in accounting method (as
 previously reported)                                                 $  1,781              $ (9,050)
Adjustments:
 Increase in allowance for bad debts                                      (763)               (1,791)
 Increase in contractual allowance on
  hospital revenues                                                     (2,265)               (6,795)
 Increase in accrued vacation and sick
  pay expenses                                                            (536)               (1,608)
 Increase in other operating expenses                                      (41)                 (119)
                                                                      --------              --------

Loss before income taxes, minority
 interest and cumulative effect of
 change in accounting method
 (as restated)                                                        $ (1,824)             $(19,363)
                                                                      --------              --------

Net income (loss) (as previously reported)                            $  1,035              $ (5,926)
Net loss (as restated)                                                $ (1,092)             $(12,397)

Net income per common share, diluted
 (as previously reported)                                             $   0.09              $  (0.50)
Net loss per common share, diluted
 (as restated)                                                        $  (0.09)             $  (1.04)


                                                                  September 30, 1999
Total shareholders' equity                                        ------------------
 (as previously reported)                                             $107,757
Total shareholders; equity
 (as restated)                                                        $101,286

Total assets (as previously reported)                                 $286,473
Total assets (as restated)                                            $281,730


NOTE 3 - EARNINGS PER SHARE

The calculation of earnings per share is as follows (in thousands, except per share amounts):

                                                             Three Months Ended             Nine Months Ended
                                                               September,                     September 30,
                                                             1999          1998             1999           1998
                                                            -------       -------          -------       --------
                                                         (As Restated,                  (As Restated,
                                                          See Note 2)                    See Note 2)
Income (loss) applicable to common stock.............       $(1,092)       $(7,363)         $(12,397)     $   297
Weighted average common shares outstanding...........        11,924         11,924            11,924       11,900
BASIC EARNINGS PER COMMON SHARE......................       $ (0.09)       $ (0.62)         $  (1.04)     $  0.02
                                                            =======       ========          ========      =======
Income (loss) applicable to common stock.............       $(1,092)       $(7,363)         $(12,397)     $   297
Weighted average common shares outstanding...........        11,924         11,924            11,924       11,900
Dilutive effect of stock options.....................             -             18                 -          223
                                                            -------       --------          --------      -------
Average diluted common shares outstanding............        11,924         11,942            11,924       12,123
DILUTED EARNINGS PER COMMON SHARE....................       $ (0.09)       $ (0.62)         $  (1.04)     $  0.02
                                                            =======       ========          ========      =======

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

As of and for the nine months ended September 30, 1999 (As Restated; see note
2):
(in thousands)

                                            Management      Long-Term     Rehabilitation
                                             Services/        Care            Therapy        All      Reconciling
                                             Corporate     Facilities        Services       Other        Items         Total
                                           ----------------------------------------------------------------------------------------
Revenues                                       7,849        238,347           28,803       36,500       (19,255)      292,244
EBITDAR                                       (5,412)        42,611              981       (1,453)          --         36,727
Total Assets                                 133,475        134,599           16,609       22,232       (25,185)      281,730

Interest revenue                               1,146             32               22           24           --          1,224
Interest expense                              (3,652)        (3,886)            (473)        (484)          --         (8,495)
Lease expense                                 (1,284)       (22,093)            (395)        (729)          --        (24,501)
Depreciation and Amortization                 (3,691)        (3,668)          (1,407)        (421)          --         (9,187)
Minority Interest (net of tax)                  (139)           --               --           --            --           (139)
Provision for Asset Revaluation               (1,285)       (10,558)          (2,687)         --            --        (14,530)
Terminated Merger Costs                         (600)           --               --           --            --           (600)
Cumulative effect of change in accounting
 method                                         (427)           --               --           --            --           (427)
Income tax benefit (expense)                   5,560           (878)           1,425        1,425           --          7,532
Net income (loss)                             (9,784)         1,560           (2,534)      (1,639)          --        (12,397)


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

For the three months ended September 30, 1999 (As Restated; see note 2):
(in thousands)
                                            Management      Long-Term     Rehabilitation
                                             Services/        Care            Therapy        All      Reconciling
                                             Corporate     Facilities        Services       Other        Items         Total
                                           ----------------------------------------------------------------------------------------
Revenues                                       3,014         80,481            9,081       11,181        (5,780)       97,977
EBITDAR                                       (1,689)        14,158              836         (778)         --          12,527

Interest revenue                                 302             13                1            6          --             322
Interest expense                              (1,453)        (1,341)            (158)        (135)         --          (3,087)
Lease expense                                   (475)        (7,595)            (130)        (233)                     (8,433)
Depreciation and Amortization                 (1,269)        (1,235)            (493)        (156)         --          (3,153)
Minority Interest (net of tax)                    (3)           --               --           --           --              (3)
Income tax benefit (expense)                   1,652         (1,440)             (20)         543          --             735
Net income (loss)                             (2,934)         2,560               35         (753)         --          (1,092)


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


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998:

Net patient service revenues. Net patient service revenues increased from $85.7 million in the third quarter of 1998 to $95.1 million in the same period in 1999, an increase of $9.4 million or 10.9%. The 1998 Facility Leases contributed approximately $13.1 million to revenues during the third quarter of 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $2.8 million and approximately $10.4 million, respectively, to revenues during the third quarter of 1999. Wellington and South Bend together contributed approximately $2.0 to revenues for the quarter ended September 30, 1998. During the third quarter of 1999, the Company recorded charges to revenue totaling approximately $2.2 million associated with reserves on prior year cost reports and trade receivables at its nursing facilities and hospitals. Same store nursing facility revenues decreased by approximately $5.6 million in the third quarter of 1999 compared to the prior year period due primarily to decreases in Medicare revenues associated with the advent of the Medicare prospective payment system ("PPS") that went into effect for the majority of the Company's owned and leased nursing facilities on January 1, 1999. Payor mix at the Company's nursing facilities remained consistent during 1999 as compared to 1998. The Company experienced a 24% decrease in its average Medicare Part A rates during the third quarter of 1999 as well as a slight decrease in overall occupancy percentage as compared to the prior period. Revenues from Paragon decreased by approximately $8.3 million in the third quarter of 1999 compared to the prior year period, due to the loss of twenty nine external contracts subsequent to the third quarter of 1998 and a general decrease in average revenue per contract. The decrease in revenue per contract is associated primarily with the pass through effect of Medicare PPS rate decreases affecting Paragon's nursing center customers. Revenues from Total Care increased approximately $1.4 million during the third quarter of 1999 associated with an increase in home health visits over third quarter 1998.

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

Facility operating expenses. Facility operating expenses increased from $68.3 million in the third quarter of 1998 to $79.0 million in the same period in 1999, an increase of $10.7 million or 15.7%. The 1998 Facility Leases contributed approximately $11.5 million to operating expenses during the second quarter of 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $2.4 million and approximately $8.1 million, respectively, to operating expenses during the third quarter of 1999. Wellington and South Bend combined contributed approximately $2.7 million, respectively, to operating expenses for the prior year period ended September 30, 1998. Same store nursing facility operating expenses decreased by approximately $5.1 million in the third quarter of 1999 compared to the prior year period, primarily resulting from decreases in therapy and other ancillary costs associated with the re-negotiation of the Company's ancillary contracts under the PPS methodology. These gains were offset in part by additional costs associated with continued PPS training during the third quarter of 1999 at the Company's nursing facilities. Operating expenses from Paragon decreased by approximately $6.5 million in the third quarter of 1999 compared to the prior year period, due to the cost-cutting measures put in place by management in response to the decrease in revenues associated with PPS. Expenses from Total Care increased by approximately $1.4 million associated with an increase in home health visits over 1998

Lease expense. Lease expense increased from $5.8 million in the third quarter of 1998 to $8.4 million in the third quarter of 1999, an increase of approximately $2.7 million, or 46.5%. Lease expense from the 1998 Facility Leases approximated $1.6 million during the third quarter of 1999, while lease expense from the New Facility Leases and the Flatley Facility leases approximated $187,000 and $1.3 million, respectively, in the third quarter of 1999. Wellington and South Bend combined contributed approximately $366,000 to lease expense during the prior year period ended September 30, 1998.

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


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998:

Net patient service revenues. Net patient service revenues increased from $253.1 million in the first nine months of 1998 to $284.8 million in the same period in 1999, an increase of $31.7 million or 12.5%. The 1998 Facility Leases contributed approximately $39.9 million to revenues during 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $7.9 million and $30.3 million, respectively, to revenues during the first nine months of 1999. Wellington and South Bend combined contributed approximately $7.3 million to revenues for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Company recorded charges to revenue totaling approximately 6.7 million associated with reserves on prior year cost reports and trade receivables at its nursing facilities and hospitals. Same store nursing facility revenues decreased by approximately $13.2 million during 1999 compared to the prior year period due primarily to decreases in Medicare associated with the advent of the Medicare prospective payment system ("PPS"), which went into effect for the majority of the Company's owned and leased nursing facilities on January 1, 1999. Payor mix at the Company's nursing facilities remained consistent during 1999 as compared to 1998. The Company experienced a 24% decrease in its average Medicare Part A rates during the first nine months of 1999 as well as a slight decrease in census. Revenues from Paragon decreased by approximately $23.8 million for the first nine months of 1999 compared to the prior year period, due to the loss of twenty nine external contracts subsequent to the third quarter of 1998 and a general decrease in average revenue per contract. The decrease in revenue per contract is associated primarily with the pass through of Medicare PPS rate decreases affecting Paragon's nursing center customers. Revenues from PTS increased by approximately $1.6 million due to increased volume from existing contracts and the expansion of services provided to both the Company's managed nursing facilities and other third parties. Revenues from Total Care increased by approximately $1.5 million associated with an increase in home health visits during 1999.

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


Facility operating expenses. Facility operating expenses increased from $201.2 million during the first nine months of 1998 to $237.2 million for the same period in 1999, an increase of $36.0 million or 17.9%. The 1998 Facility Leases contributed approximately $33.6 million to operating expenses during the 1999. The New Facility Leases and the Flatley Facility Leases contributed approximately $6.9 million and approximately $23.4 million, respectively, to operating expenses during the nine months ended September 30, 1999. Wellington and South Bend combined contributed approximately $8.2 million to operating expenses for the prior year period ended September 30, 1999. Same store nursing facility operating expenses decreased by approximately $10.6 million during the first nine months of 1999 compared to the prior year period, primarily resulting from decreases in therapy and other ancillary costs associated with the re-negotiation of the Company's therapy contracts under the PPS methodology. These gains were offset in part by additional costs associated with continued PPS training during 1999 at the Company's nursing facilities. Operating expenses from Paragon decreased by approximately $17.2 million in the first nine months of 1999 compared to the prior year period, due to the cost-cutting measures put in place by management in response to the decrease in revenues associated with PPS. Operating expenses from PTS increased by approximately $1.5 million due to increased volume from existing contracts and the expansion of services provided to both the Company's managed nursing facilities and other third parties. Operating expenses from Total Care increased by approximately $1.5 million during the nine months ended September 1999 as compared to the prior year period due primarily to an increase in home health visits during 1998.

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

During the nine months ended September 30, 1999, the Company generated $6.9 million in cashflow from operating activities. This was comprised of operating income before noncash charges and changes in assets and liabilities of approximately $12.2 million, an increase in accounts receivable of $1.9 million, an increase in prepaid expenses of $1.9 million and a decrease in accounts payable of approximately $800,000 million. The Company continues to focus on reduction of its accounts receivable balances to fund continued growth in operations. During the third quarter of 1999, the Company experienced a $3.0 million decrease in its nursing facility accounts receivable and a slight decrease in days sales outstanding from June 1999 to September 1999. These decreases were primarily attributable to collections of past due Medicaid and Medicare receivables associated with the 1998 Facility Leases and the Flatley Facility Leases. Prior to the third quarter of 1999, the Company had been unable to collect the majority of these balances due to delays associated with the change in ownership process. As of September 30, 1999, the Company had receivables totaling $7.5 million remaining to be collected associated with prior year acquisitions. The Company anticipates that a substantial portion of these balances can be collected in the fourth quarter of 1999.

Notes and other receivables from certain third party owners increased by approximately $5.4 million during the first nine months of 1999. The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $4.9 million or approximately $612 per bed for the nine month period. These expenditures included the expansion of existing facilities and the selected rehabilitation of certain facilities. During the period, the Company paid $3.3 million for deferred costs including loan fees associated with the refinancing of the Senior Credit Facility. Also during 1999, the Company paid $3.7 million in acquisition costs associated with the purchase of the leasehold interest and accounts receivable for the Flatley Facilities.

During the first nine months of 1999, the Company borrowed a net $10.1 million in working capital loans under the Senior Credit Facility which were utilized primarily to finance working capital at its new facilities and for capital expenditures at existing facilities and other investing activities. As of September 30, 1999, the Company had $89.0 million outstanding under its Senior Credit Facility, net of issued standby letters of credit of approximately $6.7 million, and had no availability on this facility.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit 27.1 - Financial Data Schedule (as restated).

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 27, 2000            CENTENNIAL HEALTHCARE CORPORATION

                                 By:  /s/ J. Stephen Eaton
                                    ----------------------------------------
                                    J. Stephen Eaton, Chairman of the Board,
                                    President and Chief Executive Officer


Date:  April 27, 2000               By:  /s/ Alan C. Dahl
                                    ------------------------------------------
                                    Alan C. Dahl, Executive Vice President and
                                    Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

27.1      Financial Data Schedule (for SEC use only)