Form 10-Q
period 2000-03-31
CENTENNIAL HEALTHCARE CORP
filed 2000-05-15
CIK 1035118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        -----------

                        Commission file number       000-22771
                                               ---------------



                        CENTENNIAL HEALTHCARE CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


                           Georgia                58-1839701
                  -------------------------------------------------
                  (State or other jurisdiction (I.R.S. Employer
             of incorporation or organization) (identification No.)


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

                            CENTENNIAL HEALTHCARE INC
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

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

ITEM I - FINANCIAL STATEMENTS

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              March 31,    December 31,
                                                                                                2000           1999
                                                                                             ---------      ---------

                                     ASSETS
Current assets:
  Cash and cash equivalents ......................................................           $   1,024      $   1,790
  Patient accounts receivable and third-party payor settlements, net of allowance for doubtful accounts of approximately
   $6,986 and $6,426 .............................................................              72,274         71,220
  Other receivables ..............................................................               3,819          3,420
  Deferred income taxes ..........................................................               7,009          6,986
  Prepaid expenses and other current assets ......................................               1,851          1,491
                                                                                             ---------      ---------
      Total current assets .......................................................              85,977         84,907

  Property and equipment, net ....................................................              75,011         75,524
  Intangible assets, net .........................................................              40,553         41,145
  Notes receivable and other assets ..............................................              62,396         62,769
                                                                                             ---------      ---------

      Total assets ...............................................................           $ 263,937      $ 264,345
                                                                                             =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities .......................................           $  38,957      $  39,911
  Other current liabilities ......................................................              13,940         19,298
                                                                                             ---------      ---------
      Total current liabilities ..................................................              52,897         59,209
Long-term debt, less current maturities ..........................................             114,032        108,076
Other long-term liabilities ......................................................               9,015          9,247
                                                                                             ---------      ---------
                                                                                               175,944        176,532
Commitments and contingencies
Shareholders' equity:
  Common stock with par value of $.01; 50,000,000 shares
       authorized; 11,923,618 shares issued and
       outstanding ...............................................................                 119            119
  Paid-in capital ................................................................             102,015        102,015
  Deficit ........................................................................             (13,791)       (13,971)
                                                                                             ---------      ---------
                                                                                                88,343         88,163
Note receivable from shareholder .................................................                (350)          (350)
                                                                                             ---------      ---------
      Net shareholders' equity ...................................................              87,993         87,813
                                                                                             ---------      ---------
      Total liabilities and shareholders' equity .................................           $ 263,937      $ 264,345
                                                                                             =========      =========



See accompanying notes to condensed consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)


                                                                  Three Months
                                                                 Ended March 31,
                                                             ----------------------
                                                               2000          1999
                                                             --------      --------
Revenues:
  Net patient service revenues .........................     $ 94,119      $ 93,833
  Management fees and other revenues ...................        1,855         2,393
                                                             --------      --------
    Total revenues .....................................       95,974        96,226
                                                             --------      --------
Expenses:
  Facility operating expenses:
      Salaries, wages and benefits .....................       47,157        48,524
      Other operating expenses .........................       27,852        30,551
  Lease expense ........................................        8,436         7,845
  Corporate administrative costs .......................        5,939         5,946
  Depreciation and amortization ........................        3,031         2,917
  Terminated merger transaction costs ..................           --           600
                                                             --------      --------
      Total operating expenses .........................       92,415        96,383
                                                             --------      --------
                                                                3,559          (157)
                                                             --------      --------
Other income (expense):
  Interest income ......................................          250           473
  Interest expense .....................................       (3,203)       (2,498)
                                                             --------      --------
      Total other expense ..............................       (2,953)       (2,025)
                                                             --------      --------
                                                                  606        (2,182)
Provision for income taxes (income tax benefit) ........          364          (935)
                                                             --------      --------
Income (loss) before minority interest and cumulative
  effect of change in accounting method ................          242        (1,247)
Minority interest in net income of subsidiary,
  net of income taxes ..................................          (62)          (79)
                                                             --------      --------
Income (loss) before cumulative effect of change in
  accounting method ....................................          180        (1,326)
Cumulative effect of change in accounting method, net of
  income taxes .........................................           --          (427)
                                                             --------      --------

Net income (loss) ......................................     $    180      $ (1,753)
                                                             ========      ========

Net income (loss) per common share data:
 Basic:
  Income (loss) applicable to common stock before
     cumulative effect of change in accounting method ..     $   0.02      $  (0.11)
  Cumulative effect of change in accounting method .....           --         (0.04)
                                                             --------      --------
  Net income (loss) ....................................     $   0.02      $  (0.15)
                                                             ========      ========

 Diluted:
  Income (loss) applicable to common stock before
     cumulative effect of change in accounting method ..     $   0.02      $  (0.11)
  Cumulative effect of change in accounting method .....           --         (0.04)
                                                             --------      --------
  Net income (loss) ....................................     $   0.02      $  (0.15)
                                                             ========      ========

Weighted average number of common stock and
  common stock equivalents outstanding .................

Basic ..................................................       11,924        11,924
                                                             ========      ========
Diluted ................................................       11,924        11,956
                                                             ========      ========

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        Note
                                       Common Stock                                   Receivable
                                   -------------------      Paid-In                     From
                                   Shares       Amount      Capital      Deficit     Shareholder       Net
                                   ------     --------     --------     ---------    -----------    --------
Balance at December 31, 1999...    11,924     $    119     $102,015     $(13,971)     $   (350)     $ 87,813
Net income ....................        --           --           --          180            --           180
                                   ------     --------     --------     --------      --------      --------
Balance at March 31, 2000 .....    11,924     $    119     $102,015     $(13,791)     $   (350)     $ 87,993
                                   ======     ========     ========     ========      ========      ========

See accompanying notes to condensed consolidated financial statements.

               CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   Three Months
                                                                                   Ended March 31,
                                                                                --------------------
                                                                                  2000        1999
                                                                                ---------   --------
Operating Activities:
  Net income (loss)...........................................................   $   180    $(1,753)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization ..........................................     3,031      2,917
      Deferred income taxes ..................................................       223     (1,415)
      Consulting expenses offset against note receivable .....................        --         31
      Minority interest ......................................................       107        134
      Provision for doubtful accounts ........................................       375        875
      Cumulative effect of change in accounting method .......................        --        427
      Additional contractual reserves on accounts receivable .................        --      2,265
      Change in assets and liabilities:
         Accounts receivable .................................................    (2,245)      (403)
         Prepaid expenses and other assets ...................................      (782)    (1,008)
         Accounts payable, accrued liabilities and other current liabilities .    (1,310)    (1,769)
         Other ...............................................................      (217)        51
                                                                                ---------   --------
             Cash provided by (used in) operating activities .................      (638)       352
                                                                                ---------   --------

Investing Activities:
  Purchases of property and equipment ........................................    (1,173)    (1,666)
  Notes and other receivables, net of repayments .............................       687     (2,664)
  Acquisitions, net of cash acquired .........................................        --     (2,526)
  Other ......................................................................      (257)    (1,208)
                                                                                ---------   --------
             Cash used in investing activities ...............................      (743)    (8,064)
                                                                                ---------   --------

Financing Activities:
  Proceeds from borrowings ...................................................     6,225      6,000
  Distributions paid to minority partners ....................................      (339)       (74)
  Principal payments on long-term debt .......................................    (5,271)      (270)
                                                                                ---------   --------

             Cash provided by financing activities ...........................       615      5,656
                                                                                ---------   --------

Net decrease in cash and cash equivalents ....................................      (766)    (2,056)

Cash and cash equivalents, beginning of period ...............................     1,790      5,047
                                                                                ---------   --------

Cash and cash equivalents, end of period .....................................   $ 1,024    $ 2,991
                                                                                =========   ========



See accompanying notes to condensed consolidated financial statements.

              CENTENNIAL HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS

March 31, 2000

NOTE 1 - BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and notes thereto contained in Centennial HealthCare Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission (Commission File No. 000-22771).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000 or any interim period.

Certain amounts in the 1999 financial statements have been reclassified for comparative purposes.


NOTE 2 - EARNINGS PER SHARE

The calculation of earnings per share is as follows (in thousands, except per share amounts):

                                                           Three Months Ended
                                                                March 31,
                                                           2000          1999
                                                        ----------    ----------


Net income (loss)....................................   $     180     $  (1,753)

Weighted average common shares outstanding...........      11,924        11,924

Basic Earnings Per Common Share......................   $    0.02     $   (0.15)
                                                        ==========    ==========


New income...........................................   $     180     $  (1,753)
Interest savings on convertible debt (net of tax)....           -             -
                                                        ----------    ----------
Income applicable to common stock....................         180        (1,753)

Weighted average common shares outstanding...........      11,924        11,924
Dilutive effect of stock options.....................           -            32
                                                        ----------    ----------
Average diluted common shares outstanding............      11,924        11,956

Diluted Earnings Per Common Share....................   $    0.02     $   (0.15)
                                                        ----------    ----------


NOTE 3 - PENDING MERGER

On February 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hilltopper Acquisition Corp. ("Acquisition") a wholly owned subsidiary of Hilltopper Holding Corp., ("Holding") which is a wholly owned subsidiary of Warburg, Pincus Equity Partnership, L.P. ("Warburg"). Pursuant to the terms of the Merger Agreement, Acquisition began a cash tender offer for all outstanding shares of the Company at $5.50 per share. Warburg must beneficially own a minimum of 68.5% of the shares (on a fully diluted basis) as a condition to the consummation of the tender offer. The tender offer is not subject to contingencies but is subject to the approval of certain lenders, lessors and governmental authorities and other conditions. A special committee of independent directors of the Company recommended that the merger and tender offer transactions be approved by the Board of Directors of the Company. The Board of Directors approved the merger and tender offer transactions and recommended that the shareholders approve the merger and tender their shares pursuant to the tender offer. The Company's executive management and certain private equity shareholders representing about 39.5 % of the Company's outstanding shares will become shareholders of Holding and have agreed to vote their shares in favor of the transaction. J. Stephen Eaton will remain as the Company's chairman and chief executive. On May 2, 2000, Acquisition accepted 6,179,862 shares for purchase pursuant to the tender offer, representing approximately 51.8% of the outstanding shares of the Company's common stock. Holding also contributed $15.0 million to the Company upon the closing of the tender offer.

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

The tables below presents information about EBITDAR and total assets used by the chief operating decision maker of Centennial as of and for the three months ended March 31, 2000 and 1999:


March 31, 2000:
(in thousands)  Management     Long-Term   Rehabilitative
                Services/        Care        Therapy       All    Reconciling
                Corporate     Facilities     Services     Other      Items        Total
                -------------------------------------------------------------   ---------
Revenues            1,936       78,052          9,130    12,839      (5,983) (1)  95,974
EBITDAR            (2,412)      13,896          1,526     2,016           -       15,026
Total Assets      125,979      131,194         18,517    19,277     (31,030) (2) 263,937


March 31, 1999:
(in thousands)  Management     Long-Term   Rehabilitative
                Services/        Care        Therapy       All    Reconciling
                Corporate     Facilities     Services     Other      Items        Total
                -------------------------------------------------------------   ---------
Revenues            2,544       77,393         10,038    13,624      (7,373) (1)  96,226
EBITDAR            (1,789)      13,597           (382)     (221)          -       11,205
Total Assets      129,580      138,414         20,418    24,463     (27,055) (2) 285,820

(1) Represents elimination of intersegment revenues
(2) Represents elimination of intersegment receivables and unallocated corporate purchase adjustments

Specified items included in segment profit/loss for the three months ended March 31, 1999 and 1998:


March 31, 2000:
(in thousands)                 Management     Long-Term   Rehabilitative
                               Services/        Care        Therapy       All
                               Corporate     Facilities     Services     Other    Total
                               ----------------------------------------------------------
Interest revenue                     241              6            -        3        250
Interest expense                  (1,488)        (1,367)        (159)    (189)    (3,203)
Rent                                (361)        (7,700)        (127)    (248)    (8,436)
Depreciation and amortization     (1,075)        (1,390)        (418)    (148)    (3,031)
Income tax benefit/(expense)       3,322         (2,171)        (516)    (999)      (364)
Minority interest (net of tax)       (62)             -            -        -        (62)
Net income (loss)                 (1,835)         1,275          303      437        180



March 31, 1999:
(in thousands)                 Management     Long-Term   Rehabilitative
                               Services/        Care        Therapy       All
                               Corporate     Facilities     Services     Other    Total
                               ----------------------------------------------------------
Interest revenue                     426             14           20       13        473
Interest expense                    (925)        (1,241)        (158)    (174)    (2,498)
Depreciation and amortization     (1,105)        (1,221)        (465)    (126)    (2,917)
Rent                                (394)        (7,076)        (135)    (240)    (7,845)
Terminated merger costs             (600)             -            -        -       (600)
Cumulative effect of change
 in accounting method               (427)             -            -        -       (427)
Income tax benefit/(expense)       1,781         (1,466)         459      161        935
Minority interest (net of tax)       (79)             -            -        -        (79)
Net income (loss)                 (3,112)         2,607         (661)    (587)    (1,753)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2000, the Company had $81.2 million outstanding and approximately $2.0 million available under its Senior Credit Facility with First Union National Bank, as agents and lenders and the other lenders named therein, (the "Senior Credit Facility"), net of issued standby letters of credit of approximately $6.8 million.

Under the provisions of the Senior Credit Facility, Centennial is required to hedge a portion of its floating rate debt outstanding under the Senior Credit Facility. Accordingly, the Company has entered into interest rate swap agreements with certain lenders providing bank financing under the Senior Credit Facility. Pursuant to the interest rate swap agreements, the Company has exchanged its floating rate interest obligations on $38.0 million in principal at an average fixed rate of 5.61% per annum for an average maturity of 3.25 years. The fixing of interest rates for this period reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expenses. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by these counterparities, and no material loss would be expected from their nonperformance. The fair value of the interest rate swap agreements was not recognized in the condensed consolidated financial statements since they are accounted for as hedges. At March 31, 2000, the estimated fair value of the interest rate swap agreements based on current market rates, approximated a net receivable of $620,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2000 and 1999.

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

GENERAL

Centennial HealthCare Corporation ("Centennial" or the "Company") provides a broad range of long-term healthcare services to meet the medical needs of elderly and post-acute patients. The Company provides these services through geographically concentrated networks located in metropolitan and secondary markets throughout the United States. The Company was organized in 1989 as a Georgia corporation and conducts business through its operating subsidiaries.
As of March 31, 2000, the Company operated 100 owned, leased and managed skilled nursing facilities with approximately 11,663 licensed available beds in 21 states and the District of Columbia. The Company provides basic and specialty healthcare services. Basic services include skilled nursing and support, housekeeping, laundry, dietary, recreational and social services. Specialty services include comprehensive rehabilitation therapy, respiratory therapy, ventilator care, infusion therapy, wound care, home health care and other subacute and specialty services. As components of its specialty services, at March 31, 2000, Centennial provided rehabilitation therapy services on a contract basis to third-party owned and Company-operated skilled nursing facilities in 22 states pursuant to 135 internal and external contracts and provided home health care services through licensed home health offices primarily in North Carolina.

On February 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hilltopper Acquisition Corp. ("Acquisition") a wholly owned subsidiary of Hilltopper Holding Corp., ("Holding") which is a wholly owned subsidiary of Warburg, Pincus Equity Partnership, L.P. ("Warburg"). Pursuant to the terms of the Merger Agreement, Acquisition began a cash tender offer for all outstanding shares of the Company at $5.50 per share. Warburg must beneficially own a minimum of 68.5% of the shares (on a fully diluted basis) as a condition to the consummation of the tender offer. The tender offer is not subject to contingencies but is subject to the approval of certain lenders, lessors and governmental authorities and other conditions. A special committee of independent directors of the Company recommended that the merger and tender offer transactions be approved by the Board of Directors of the Company. The Board of Directors approved the merger and tender offer transactions and recommended that the shareholders approve the merger and tender their shares pursuant to the tender offer. The Company's executive management and certain private equity shareholders representing about 39.5 % of the Company's outstanding shares will become shareholders of Holding and have agreed to vote their shares in favor of the transaction. J. Stephen Eaton will remain as the Company's chairman and chief executive. On May 2, 2000, Acquisition accepted $6,179,862 shares for purchase pursuant to the tender offer, representing approximately 51.8% of the outstanding shares of the Company's common stock. Holding also contributed $15.0 million to the Company upon the closing of the offer.

In January 1999, Centennial acquired leasehold interests in six nursing facilities, totaling 795 licensed available beds, located in Massachusetts, (the "Flatley Facility Leases').

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

On October 22, 1998 Centennial announced that its Board of Directors had approved the sale of the Company for $16.00 per share in cash to a new company, ("Centennial HealthCare Holdings Corporation"), formed by Welsh, Carson, Anderson and Stowe, whose affiliates currently hold approximately 23% if the Company's common stock, (the "Proposed Merger").

On April 2, 1999, Centennial HealthCare Holdings Corporation notified the Company that it was terminating the definitive merger agreement. As of March 31, 1999, the Company had expensed approximately $4.2 million in transaction costs associated with the terminated merger. Approximately $600,000 of these costs were expensed during the first quarter of 1999. The Company does not anticipate any further accruals of merger costs.


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net patient service revenues. Net patient service revenues increased from $93.8 million in the first quarter of 1999 to $94.1 million in the same period in 2000, an increase of $300,000 or .3%. Revenues from the Company's nursing facility segment increased from $77.3 million for the first quarter of 1999 to $78.1 million in 2000, an increase of $800,000 or 1.0%. Occupancy decreased from 88.5% to 84.8% and payor mix remained relatively constant during the periods ended March 31,1999 and 2000, respectively. The Company's average revenue per patient day increased during the first quarter of 2000 as compared to the prior period due to Medicaid rate increases in several states. Revenues from Paragon Rehabilitation, Inc. ("Paragon"), the Company's subsidiary providing therapy services, decreased by approximately $898,000 in the first quarter of 2000 compared to the prior year period, due to the termination of twenty primarily unprofitable external contracts subsequent to the first quarter of 1999 offset in part by an increase in the average revenue per contract.

Management fees and other revenues. Management fees and other revenues decreased from $2.3 million in the first quarter of 1999 to $1.8 million in the first quarter of 2000, a decrease of $500,000, or 21.7%. Approximately $330,000 of this decrease was due to the loss of six management contracts subsequent to the first quarter of 1999. The remaining decrease was due to revenue recognized in the first quarter of 1999 for the performance of additional services to managed facilities during that period.

Facility operating expenses. Facility operating expenses decreased from $79.1 million in the first quarter of 1999 to $75.1 million in the same period in 2000, an decrease of $4.0 million or 5.0%. Same store nursing facility operating expenses increased by approximately $300,000 in the first quarter of 1999 compared to the prior year period as a result of decreased costs, primarily ancillaries, offset by increased labor costs. Operating expenses from Paragon decreased by approximately $2.7 million in the first quarter of 2000 compared to the prior year period, due to the continued cost-cutting measures put in place by management in response to the decrease in revenues associated with the loss of twenty external contracts subsequent to the first quarter of 1999 and decreases in revenues from existing customers associated with contract repricing.

Lease expense. Lease expense increased from $7.8 million in the first quarter of 1999 to $8.4 million in the first quarter of 2000, an increase of approximately $600,000, or 7.6%, associated primarily with incremental increases in certain facility lease agreements many of which fluctuate with changing interest rates.

Terminated merger transaction costs. During the quarter ended March 31, 1999, the Company recorded approximately $600,000 in expenses associated with the termination of the Proposed Merger.

Interest expense. Interest expense increased from $2.4 million in the first quarter of 1999 to $3.2 million in the first quarter of 2000, an increase of approximately $800,000, or 33.3%, which was primarily attributable to a 2.5% increase in the average interest rate on the Senior Credit Facility.

Provision for income taxes. The Company's effective tax rate increased from 42.0% in the first quarter of 1999 to 60.0% in the first quarter of 2000, an increase in the rate of 18.0%. This increase was primarily attributable to the proportional increase in the effect of permanent differences on the Company's pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash during the first quarter of 2000 was borrowings under its Senior Credit Facility with First Union National Bank and Bank of America, N.A. ("Bank of America"), as agents and lenders and the other lenders named therein, (the "Senior Credit Facility"). The Company anticipates utilizing cash from operations and anticipated borrowings under the Senior Credit Facility to fund the growth in operations of its existing facilities, the expansion and development of specialty services, and the acquisition or management of additional long-term care facilities and related service providers.

During the first quarter of 2000, the Company used $638,000 in cash to fund its operating activities. This was comprised of cashflow before non-cash charges and changes in assets and liabilities of approximately $3.9 million, an increase in accounts receivable of approximately $2.2 million , an increase in prepaid expenses of $782,000 and a decrease in accounts payable and accrued expenses of $1.3 million. The increase in accounts receivable was primarily attributable to increases in contract therapy and home health receivables. The decrease in accounts payable and accrued expenses is primarily associated with the timing of payments to lessors and compensation of employees.

Notes and other receivables from certain third party owners decreased by approximately $687,000 million during the first quarter of 2000 related primarily to repayment of managed facility advances. The Company continued to invest in its leased and owned facilities through capital expenditures of approximately $1.2 million or approximately $125 per bed for the three-month period. These expenditures included the expansion of existing facilities and the selected rehabilitation of certain facilities.

During the first quarter of 2000, the Company borrowed a net $6.2 million in working capital loans under the Senior Credit Facility which were utilized primarily to repay short term debt, finance capital expenditures at existing facilities and to provide working capital. As of March 31, 2000, the Company had $81.2 million outstanding and approximately $2.0 million available under its Senior Credit Facility, net of issued standby letters of credit of approximately $6.8 million.

In January 1999, the Company obtained a $5.0 million Line of Credit from Bank of America, which bears interest at Bank of America's Prime rate or 2.75% over Libor for selected portions. As of December 31, 1999, $5.0 million was outstanding under this agreement. The Line of Credit with Bank of America expired during the first quarter of 2000 and the outstanding balance was repaid.

The Company anticipates meeting its cash flow requirements in the remaining three quarters of 2000 through the operation of its business, collection of past due accounts receivable and borrowings under the Senior Credit Facility.

In connection with the Company's closing of the tender offer on May 2, 2000, the Company received $15.0 million in cash contributions from Holding.

                          PART II- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As of March 31, 2000, the Company did not have any pending legal proceedings that, based on current information and beliefs, separately or in the aggregate, would be likely to have a material adverse effect on the business or the results of operations of the Company. The Company is, and may be in the future, party to litigation or administrative proceedings which arise in the normal course of its business.

         On March 26, 1999, the Company received an investigatory subpoena from the Department of Health & Human Services, Office of Inspector General, requesting records in connection with an investigation of possible or otherwise improper claims for payment under Title XVIII (Medicare) of the Social Security Act. The request relates to records for the period January 1, 1994 to present and relates to four long-term care facilities operated by the Company. The Company is cooperating with the investigation and is currently providing the requested records.

         On February 28, 2000, Crandon Capital Partners filed a complaint in the Superior Court of Fulton County, Georgia requesting certification as a class action suit, for compensatory damages and injunctive relief arising from that certain Agreement and Plan of Merger dated as of February 25, 2000 between Hilltopper Holding Corp., Hilltopper Acquisition Corp. and the Company. The complaint alleges that the Company and its directors breached their fiduciary duty in connection with the proposed merger by failing to conduct an auction or other suitable market check, failing to consider other strategic alternatives and accepting insufficient consideration. The Company has answered this complaint, denying all allegations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit
Number   Description
------   -----------

 2.1 Agreement and Plan of Merger between Hilltopper Holding Corp., Hilltopper Acquisition Corp. and the Company dated as of February 25, 2000 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form. 8-K filed March 10, 2000)

 3.1 Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement of Form S-1, Registration No. 333-24267, as amended).

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

27.1     Financial Data Schedule (for SEC use only)

99.1     Cautionary Statements

(b)      Reports on Form 8-K

On March 10, 2000, the Company filed a Form 8-K reporting that the Company had entered into an Agreement and Plan of Merger with Hilltopper Acquisition Corp., a wholly owned subsidiary of Hilltopper Holding Corp., which is an affiliate of E.M. Warburg, Pincus & Co. , LLC. The Company also reported in this Form 8-K that it had received a complaint that was filed in the Superior court of Fulton County, Georgia by Crandon Capital Partners, requesting certification as a class action suit, for compensatory damages and injunctive relief arising from the Merger Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 12, 2000            CENTENNIAL HEALTHCARE CORPORATION

                                 By:  /s/ J. Stephen Eaton
                                      --------------------
                                      J. Stephen Eaton, Chairman of the Board,
                                      President and Chief Executive Officer


Date:    May 12, 2000            By:  /s/ Alan C. Dahl
                                      ----------------
                                      Alan C. Dahl, Executive Vice President and
                                      Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

 2.1 Agreement and Plan of Merger between Hilltopper Holding Corp., Hilltopper Acquisition Corp. and the Company dated as of February 25, 2000 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form. 8-K filed March 10, 2000)

 3.1 Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement of Form S-1, Registration No. 333-24267, as amended).

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